Form 10-Q
period 1999-09-30
NEUBERGER BERMAN INC
filed 1999-11-16
CIK 1068144

                                    FORM 10-Q
                         SECURITIES EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

           [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      For Quarter Ended September 30, 1999

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the transition period from________to________

                        Commission file number    001-15361

                                              -------------------

                              NEUBERGER BERMAN INC.
             (Exact name of Registrant as specified in its charter)

                      Delaware                         06-1523639

              -----------------------------------------------------
              (State or other jurisdiction            (IRS Employer
             of incorporation or organization)       Identification No)

                      605 Third Avenue, New York, Ny 10158 (Address of principal executive offices) (Zip code)

                                 (212) 476-9000

                         (Registrant's telephone number)

                  ---------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes        No  X

                                  -----     -----

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

 Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                               Yes        No

                                  -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        49,970,920     shares of Common Stock, par value $.01 per share, were
                       outstanding on November 12, 1999.

                              NEUBERGER BERMAN INC.
                                    FORM 10-Q

                                      INDEX


                                                                                       Page

                                                                                       ----

Part I - Financial Information

Item 1. - Financial Statements

     Condensed Combined Statements of Financial Condition

             As of September 30, 1999 (Unaudited) and December 31, 1998..................3

     Condensed Combined Statements of Income (Unaudited)

             For the Three Months Ended September 1999 and 1998 and the Nine Months
             Ended September 1999 and 1998...............................................4

     Condensed Combined Statements of Cash Flows (Unaudited)

             For the Nine Months Ended September 1999 and 1998...........................5

     Notes to Condensed Combined Financial Statements (Unaudited)........................6

Item 2. - Management's Discussion and Analysis of

             Financial Condition and Results of Operations..............................10

Item 3. - Quantitative and Qualitative Disclosures About Risk...........................23

Part II - Other Information

Item 1. - Legal Proceedings.............................................................24

Item 2. - Changes in Securities and Use of Proceeds.....................................24

Item 6. - Exhibits and Reports on Form 8-K..............................................25

Signatures..............................................................................28


NOTE:  FORWARD LOOKING STATEMENTS

Statements regarding the Company's expectations as to its future operations and financial condition and certain other information contained in this Form 10-Q or in documents incorporated herein by reference constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its own expectations. Factors which could cause actual results to differ from expectations include a general downturn in the economy, changes in the level of activity of securities markets in which the Company participates and changes in government policy or regulation.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     NEUBERGER BERMAN, LLC AND SUBSIDIARIES
                      AND NEUBERGER BERMAN MANAGEMENT INC.
              CONDENSED COMBINED STATEMENTS OF FINANCIAL CONDITION
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                            September 30, 1999     December 31, 1998
                                                                           --------------------   -------------------
                                                                               (Unaudited)
ASSETS
Cash and cash equivalents                                                   $           51,865     $          50,383
Cash and securities segregated for the exclusive benefit
    of clients                                                                         691,519               657,278
Cash and securities deposited with clearing organizations                                5,162                 3,591
Securities purchased under agreements to resell                                         76,400               496,769
Receivable from brokers, dealers and clearing organizations                          2,009,369             2,223,870
Receivable from clients                                                                351,295               326,235
Securities owned, at market value                                                       16,299                12,189
Other assets                                                                            57,814                59,120
                                                                           --------------------   -------------------
       Total assets                                                         $        3,259,723     $       3,829,435
                                                                           ====================   ===================

LIABILITIES, PRINCIPALS' CAPITAL
    AND STOCKHOLDERS' EQUITY
Liabilities:
    Bank loans                                                              $           11,000     $          25,000
    Securities sold under agreements to repurchase                                      18,000               488,159
    Payable to brokers, dealers and clearing organizations                           1,268,458             1,368,971
    Payable to clients                                                               1,636,739             1,624,894
    Securities sold but not yet purchased, at market value                              62,950                50,410
    Other liabilities and accrued expenses                                              70,782                59,138
    Payable to principals                                                               32,729                53,664
                                                                           --------------------   -------------------
                                                                                     3,100,658             3,670,236

    Subordinated liabilities                                                            50,000                50,000
                                                                           --------------------   -------------------

       Total liabilities                                                             3,150,658             3,720,236
                                                                           --------------------   -------------------

Commitments and contingencies
Principals' capital and stockholders' equity:
    Principals' capital                                                                100,000               100,000
    Common stock, $.01 par value; 34,484 shares authorized,
       12,500 and 12,668 issued and outstanding as of September
       30, 1999 and December 31, 1998, respectively
    Paid-in capital                                                                      2,742                 2,876
    Retained earnings                                                                    6,323                 6,323
                                                                           --------------------   -------------------
       Total principals' capital and stockholders' equity                              109,065               109,199
                                                                           --------------------   -------------------
       Total liabilities, principals' capital and stockholders' equity      $        3,259,723     $       3,829,435
                                                                           ====================   ===================




             The accompanying notes to condensed combined financial
              statements are an integral part of these statements.

                     NEUBERGER BERMAN, LLC AND SUBSIDIARIES
                      AND NEUBERGER BERMAN MANAGEMENT INC.
               CONDENSED COMBINED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    For the Three Months      For the Nine Months
                                                      Ended September           Ended September
                                                    ---------------------     ---------------------
                                                      1999         1998         1999         1998
                                                    --------     --------     --------     --------
REVENUES:
Investment advisory and administrative fees         $ 95,490     $ 96,638     $279,888     $291,039
Commissions                                           32,921       37,857      107,169      105,702
Interest                                              37,601       40,150      114,340      119,903
Principal transactions in securities                     882          796        5,997        3,498
Clearance fees                                         2,945        2,360        8,159        6,520
Other income                                             683          269        3,537        2,643
                                                    --------     --------     --------     --------
     Gross revenues                                  170,522      178,070      519,090      529,305
Interest expense                                      31,401       33,055       96,554       99,149
                                                    --------     --------     --------     --------
     Net revenues after interest expense             139,121      145,015      422,536      430,156
                                                    --------     --------     --------     --------

OPERATING EXPENSES:
Employee compensation and benefits                    34,492       35,451      105,557      100,597
Information technology                                 4,746        3,532       13,476       10,961
Rent and occupancy                                     4,654        3,300       11,211        8,985
Brokerage, clearing and exchange fees                  2,636        2,931        7,803        7,568
Advertising and sales promotion                          755        1,722        6,878        8,757
Distribution and fund administration                   2,393        3,207        7,907        9,577
Professional fees                                      1,903        4,745        6,837        8,932
Depreciation and amortization                          2,940        1,866        7,831        5,017
Other expenses                                         6,429        5,225       15,540       12,291
                                                    --------     --------     --------     --------
     Total operating expenses                         60,948       61,979      183,040      172,685
                                                    --------     --------     --------     --------
     Net income before principal compensation
      and taxes                                       78,173       83,036      239,496      257,471
Principal compensation                                 7,274        9,278       22,965       29,203
                                                    --------     --------     --------     --------
     Net income before taxes                          70,899       73,758      216,531      228,268
Taxes                                                 10,492        2,258       15,044        7,064
                                                    --------     --------     --------     --------
     Net income                                     $ 60,407     $ 71,500     $201,487     $221,204
                                                    ========     ========     ========     ========

Net  income per common share
     Basic and diluted:

        Net income per share                        $   1.42     $   1.68     $   4.72     $   5.19
                                                    ========     ========     ========     ========
        Weighted average common shares
           outstanding                                42,675       42,565       42,710       42,641
                                                    ========     ========     ========     ========



             The accompanying notes to condensed combined financial
              statements are an integral part of these statements.

                     NEUBERGER BERMAN, LLC AND SUBSIDIARIES
                      AND NEUBERGER BERMAN MANAGEMENT INC.
             CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                           For the Nine Months       For the Nine Months
                                                                          Ended September 1999       Ended September 1998
                                                                        ------------------------   ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                               $               201,487     $             221,204
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                                         7,831                     5,017
(Increase) decrease in operating assets:
     Cash and securities segregated for the exclusive
       benefit of clients                                                                (34,241)                 (407,648)
     Cash and securities deposited with clearing organizations                            (1,571)                      (39)
     Securities purchased under agreements to resell                                     420,369                  (217,524)
     Receivable from brokers, dealers and clearing organizations                         214,501                  (334,550)
     Receivable from clients                                                             (25,060)                   99,917
     Securities owned, at market value                                                    (4,110)                     (214)
     Other assets                                                                          5,280                     3,752
Increase (decrease) in operating liabilities:
     Bank loans                                                                          (14,000)                  (10,000)
     Securities sold under agreements to repurchase                                     (470,159)                  204,143
     Payable to brokers, dealers and clearing organizations                             (100,513)                  360,625
     Payable to clients                                                                   11,845                   233,125
     Securities sold but not yet purchased, at market value                               12,540                    16,741
     Other liabilities and accrued expenses                                               11,644                     8,296
                                                                        ------------------------   ------------------------
          Net cash provided by operating activities                                      235,843                   182,845
                                                                        ------------------------   ------------------------

CASH FLOWS FROM INVESTING ACTIVITY:
     Payments for purchases of furniture, equipment and
       leasehold improvements                                                            (11,805)                   (8,693)
                                                                        ------------------------   ------------------------
          Cash used in investing activity                                                (11,805)                   (8,693)
                                                                        ------------------------   ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from capital contributions                                                     525                     8,410
     Payments for capital withdrawals                                                       (525)                  (58,410)
     Payments for capital distributions and dividends                                   (222,422)                 (239,951)
     Common stock issuance                                                                                             134
     Repurchase and retirement of common stock                                              (134)                     (380)
     Proceeds from subordinated liabilities                                               35,000                    50,000
     Repayment of subordinated liabilities                                               (35,000)
                                                                        ------------------------   ------------------------
          Net cash used in financing activities                                         (222,556)                 (240,197)
                                                                        ------------------------   ------------------------

          Net increase (decrease) in cash and cash equivalents                             1,482                   (66,045)
CASH AND CASH EQUIVALENTS, beginning of period                                            50,383                   103,446
                                                                        ------------------------   ------------------------

CASH AND CASH EQUIVALENTS, end of period                                 $                51,865     $              37,401
                                                                        ========================   ========================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest                                                       $                93,833     $              97,451
          Taxes                                                                            6,185                     5,836



             The accompanying notes to condensed combined financial
              statements are an integral part of these statements.

                     NEUBERGER BERMAN, LLC AND SUBSIDIARIES
                      AND NEUBERGER BERMAN MANAGEMENT INC.

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The condensed combined financial statements include the accounts of Neuberger Berman, LLC and subsidiaries ("NB, LLC"), a Delaware limited liability company, and Neuberger Berman Management Inc. ("NBMI"), a New York corporation (collectively, the "Company"). The Company's wholly owned subsidiaries are Neuberger Berman Trust Company, a New York corporation, Neuberger Berman Trust Company of Delaware, a Delaware corporation, Neuberger Berman Trust Company of Florida, a Florida corporation, and Neuberger & Berman Agency Inc., a New York corporation. Material intercompany transactions and balances have been eliminated in combination. The condensed combined financial statements do not include the financial condition and results of operations of NB Associates, LLC ("Associates"), a Delaware limited liability company, which is commonly owned by the principals and was established to make a subordinated loan to the Company.

The Company is a registered investment advisor providing investment management services to high net worth clients, mutual funds, and institutional clients. As a registered investment advisor, the Company manages equity, fixed income, balanced, socially responsive, and international portfolios for individuals, families, endowments, foundations, trusts, employee benefit plans, and advises the Neuberger Berman family of funds. As a registered broker-dealer, the Company executes securities transactions for its clients and others and provides prime brokerage and correspondent clearing services to other firms.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed combined financial statements do not include all of the information and notes required by generally accepted accounting principles for complete combined financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of condensed combined financial condition and results of operations for the periods presented have been included. All adjustments are of a normal and recurring nature. It is suggested that these condensed combined financial statements be read in conjunction with the combined financial statements and the related notes included in Neuberger Berman Inc.'s ("NBI") prospectus dated October 6, 1999. Certain prior year amounts have been reclassified to conform to the nine months ended September 30, 1999 presentation.

3. SUBORDINATED LIABILITIES

On September 1, 1999, the Travelers Insurance Company loaned NB, LLC $35 million pursuant to a subordinated promissory note, the proceeds of which were used to partially pay down an existing $50 million subordinated loan from Associates. The loan is payable on September 1, 2004 and includes certain covenants that limit the percentage by which the aggregate unpaid principal amount of subordinated liabilities exceed total regulatory capital and impose a dollar amount below which total ownership equity cannot fall. Interest accrues on the principal amount of the loan at a floating rate adjusted quarterly based on the three month LIBOR rate plus 75 basis points and is payable quarterly. The loan was approved by the New York Stock Exchange, Inc. ("NYSE") and the principal amount is available to NB, LLC in computing net capital under Securities Exchange Commission ("SEC") Rule 15c3-1.

See Note 8 for additional disclosure.

4. NET CAPITAL

NB, LLC and NBMI, as registered broker-dealers and member firms of the NYSE and the National Association of Securities Dealers, Inc. ("NASD"), respectively, are subject to the Uniform Net Capital Rule 15c3-1 of the SEC, which requires that broker-dealers maintain a minimum level of net capital, as defined. As of December 31, 1998 and September 30, 1999 (unaudited), NB, LLC and NBMI had combined net capital in the aggregate of $147,160,000 and $129,027,000, respectively, which exceeded their combined requirements by $125,137,000 and $109,247,000, respectively.

5. NET INCOME PER COMMON SHARE

Net income per common share is computed using the weighted average number of shares of common stock. For purposes of determining weighted average shares outstanding for the periods prior to the Company's reorganization from partnership to corporate form in October, 1999, the outstanding shares were determined based upon the conversion ratio to effect the exchange of principals' capital for common stock. Pro rata distributions of earnings and capital to the principals were not considered to effect outstanding shares.

The Company did not have any common stock equivalents for the computation of diluted earnings per common share.

6. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to various legal proceedings. However, in management's opinion, based on currently available information, there are no legal proceedings pending against the Company or any of its subsidiaries that would have a material adverse effect on the Company's financial position, results of operations or liquidity.

7. SEGMENT INFORMATION

Under the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has three reportable segments: Private Asset Management, Mutual Fund and Institutional and Professional Securities Services. The Private Asset Management segment provides asset management services to high net worth individuals, families and smaller institutions. Its revenues are principally investment advisory fees and commissions. The Mutual Fund and Institutional segment provides advisory services to mutual funds, institutional clients and wrap fee programs. Its revenues are principally investment advisory and administrative fees and commissions. The Professional Securities Services segment generates income primarily by marketing services to third party investment advisors and professional investors. These services include professional investor clearing services, research sales, market maker trading and trust services. The revenues derived by this segment are principally commissions, net interest and clearance fees.

The Company does not record revenues from transactions between segments (referred to as intersegment revenues).

The Company evaluates the performance of its segments based on profit or loss from operations before taxes. No single client accounted for more than 10% of the Company's combined revenues. Information on statement of financial condition data by segment is not disclosed because it is not used for evaluating segment performance and deciding how to allocate resources to segments. Substantially all of the Company's revenues and assets are attributable to or located in the United States.

Summarized financial information for the Company's reportable segments is presented in the following table (000's omitted):


                                             For the Three Months Ended        For the Nine Months Ended
                                                      September                      September
                                           ------------------------------    -------------------------------
                                                1999             1998             1999             1998
                                           --------------   --------------   --------------   --------------
PRIVATE ASSET MANAGEMENT

Net revenues after interest expense         $    65,271      $     60,408     $    194,398      $    177,216
Net income before taxes                     $    45,148      $     43,583     $    137,991      $    126,103

MUTUAL FUND AND INSTITUTIONAL

Net revenues after interest expense         $    57,352      $     65,308     $    172,801      $    198,489
Net income before taxes                     $    22,002      $     27,801     $     64,155      $     84,516

PROFESSIONAL SECURITIES SERVICES

Net revenues after interest expense         $    16,498      $     19,299     $     55,337      $     54,451
Net income before taxes                     $     3,749      $      2,374     $     14,385      $     17,649

TOTAL

Net revenues after interest expense         $    139,121     $    145,015     $    422,536      $    430,156
Net income before taxes                     $     70,899     $     73,758     $    216,531      $    228,268

                                       8

8. SUBSEQUENT EVENTS

On October 7, 1999, the principals of NB, LLC and the shareholders of NBMI exchanged their ownership interests for 42,727,273 shares of NBI. On October 13, 1999, NBI completed its initial public offering. In that offering, NBI sold 3,030,303 shares of common stock and received net proceeds after expenses of approximately $89 million.

During the fourth quarter of fiscal 1999, the Company intends to take a non-recurring charge of approximately $150 million before taxes for the following items: an initial irrevocable contribution to the Company's defined contribution plan, a cash contribution to the Neuberger Berman Foundation and severance payments.

On October 29, 1999, NB, LLC paid back the remaining $15 million subordinated liability with Associates, pursuant to NYSE approval.

The Company's Board of Directors has authorized a discretionary repurchase of up to $50 million of common stock. This authorization states that purchases may be made from time to time in the open market and in negotiated transactions, subject to market conditions.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT

The third quarter of 1999 was a challenging one for the U.S. equity markets. The Federal Reserve Board increased short-term interest rates twice during the summer in an attempt to forestall a potential re-acceleration of inflation in a relatively fast-growing economy. While higher short-term rates had little actual impact on corporate earnings, stock market investors responded by selling off their holdings in a variety of industries, including financial services, capital goods, consumer staples and consumer cyclicals. Investors especially punished financial stocks for earnings disappointments amidst the rising interest rate environment. About the only sectors that performed well were the technology and energy sectors of the economy. As a result, the S&P 500 Index decreased 6.23% in the quarter. The Russell 2000 Index, made up of small-cap stocks, decreased 6.32%. The technology-laden Nasdaq Composite, on the other hand, increased by a modest 2.24%.

Also, the value-stock rally that had begun in April 1999 was not sustained in the third quarter. During the third quarter, value stocks underperformed growth stocks, evidenced by a negative 9.80% return by the Russell 1000 Value Index compared to a negative 3.66% return by the Russell 1000 Growth Index.

The Company's mutual fund business continues to pursue an aggressive multi-channel distribution strategy, targeting both the number and penetration of its relationships with various types of institutions. The Company's immediate goal is to reverse the recent downturn in assets under management and related revenues in the Mutual Fund and Institutional segment. The pace of net asset withdrawals slowed in the third quarter of 1999 to $1.0 billion. This represents a decline in net asset withdrawals from $2.4 billion in the second quarter of 1999 and $2.1 billion in the first quarter of 1999. The addition of several seasoned portfolio managers, a restructuring of certain investment teams, and more diversification in our product offerings and investment styles have produced improvement in the performance of our portfolios in 1999.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 1999 AND 1998

The Company reported net income before taxes of $70.9 million for the third quarter ended September 1999, representing a decrease of $2.9 million, or 3.9% compared to the third quarter ended September 1998. The results for 1999 reflect an overall decrease in profitability in the Mutual Fund and Institutional segment which had net asset withdrawals. The Private Asset Management segment was slightly more profitable in the third quarter of 1999 versus the third quarter of 1998, increasing $1.6 million. The Professional Securities Services segment net income before taxes increased $1.4 million in the third quarter of 1999 as compared to the third quarter of

1998. Excluding the expenses attributable to the 1998 proposed initial public offering that was withdrawn, net income before taxes decreased by $1.1 million.

Net revenues decreased by $5.9 million for the third quarter of 1999, to $139.1 million, a decrease of 4.1% compared to the same period in 1998. Strong results in the Private Asset Management segment were offset by a decrease in the Mutual Fund and Institutional segment due to lower levels of average assets under management resulting from net asset withdrawals. Net revenues in the Professional Securities Services segment decreased slightly due to lower commissions and net interest income.

The following tables of selected financial data present the Company's segments in a manner consistent with the way the Company manages its businesses. The Company has been segregated into three major business segments: Private Asset Management, Mutual Fund and Institutional and Professional Securities Services. Each business segment represents a grouping of financial activities and products with similar characteristics. These segments result in revenues that are recognized in multiple categories contained in the Company's condensed combined statements of income.


Three months ended September
1999

                                                                     Mutual Fund     Professional
                                                   Private Asset         and          Securities
                                                     Management     Institutional      Services         Total
                                                  ---------------  ---------------  --------------  -------------
(in thousands)
Net revenues after interest expense                $      65,271    $      57,352    $     16,498    $   139,121

Net income before taxes                            $      45,148    $      22,002    $      3,749    $    70,899

(in millions)
Assets under management                            $      19,131    $      32,325          N/A       $    51,456

Market flows
     Net assets additions (withdrawals)                    $ 137    $        (995)         N/A       $      (858)
     Market depreciation                                  (1,510)          (2,940)         N/A            (4,450)
                                                  ---------------  ---------------  --------------  -------------
     Total decrease                                $      (1,373)   $      (3,935)         N/A       $    (5,308)
                                                  ===============  ===============  ==============  =============


Three months ended September
1998

                                                                     Mutual Fund     Professional
                                                   Private Asset         and          Securities
                                                     Management     Institutional      Services         Total
                                                  ---------------  ---------------  --------------  ------------
(in thousands)
Net revenues after interest expense                $     60,408     $      65,308    $      19,299   $  145,015

Net income before taxes                            $     43,583     $      27,801    $       2,374   $   73,758

(in millions)
Assets under management                            $     15,490     $      34,228             N/A    $   49,718

Market flows
     Net assets withdrawals                        $       (141)    $      (1,224)            N/A    $   (1,365)
     Market depreciation                                 (2,175)           (5,831)            N/A        (8,006)
                                                  ---------------  ---------------  --------------  ------------
     Total decrease                                $     (2,316)    $      (7,055)            N/A    $   (9,371)
                                                  ===============  ===============  ==============  ============




PRIVATE ASSET MANAGEMENT. The Private Asset Management segment provides asset management service to high net worth individuals, families and smaller institutions. Net revenues increased 8.1% to $65.3 million for the third quarter of 1999 from $60.4 million for the third quarter of 1998. Investment advisory fees increased 13.9% to $44.4 million for the third quarter of 1999 from $38.9 million for the third quarter of 1998 due to increased average assets under management. This was offset by a slight decrease in commissions of $0.8 million or 3.8% due to lower share volume.

MUTUAL FUND AND INSTITUTIONAL. The Mutual Fund and Institutional segment provides advisory services to mutual funds, institutional clients and wrap fee programs. Net revenues decreased 12.2% to $57.4 million for the third quarter of 1999 from $65.3 million for the third quarter of 1998. Investment advisory and administrative fees decreased 10.7% to $51.0 million for the third quarter of 1999 from $57.1 million for the third quarter of 1998 as a result of decreased average assets under management primarily due to net asset withdrawals. Commissions decreased $2.0 million or 24.1% as a result of a decrease in share volume.

PROFESSIONAL SECURITIES SERVICES. The Professional Securities Services segment generates additional income by marketing services to third party investment advisers and professional investors. These services include professional investor clearing services, research sales, market maker trading and trust services. Net revenues decreased 14.5% to $16.5 million for the third quarter of 1999 from $19.3 million for the third quarter of 1998. Commissions decreased $2.2 million or 24.2%. This resulted from lower commissions in research sales and the professional investor clearing services groups. Net interest income decreased $1.1 million or 18.1% due to lower average net client balances.

OPERATING EXPENSES. Total expenses for the three months ended September 1999 remained stable, decreasing by $1.0 million, or 1.7% from $62.0 million for the third quarter of 1998 to $60.9 million for the third quarter of 1999. Employee compensation and benefits decreased to $34.5 million in the third quarter of 1999, down $1.0 million, or 2.7% from $35.5 million in the third quarter of 1998. The decrease in employee compensation and benefits was primarily due to a reduction in incentive based compensation in the Mutual Fund and Institutional segment, offset by increases in salaries due to an increase in employees. Information technology increased to $4.7 million in the third quarter of 1999, up $1.2 million, or 34.4% from $3.5 million in the third quarter of 1998 due to increases in telecommunications and market data services as well as software maintenance. Rent and occupancy increased to $4.7 million in the third quarter of 1999, up $1.4 million, or 41.0% from $3.3 million in the third quarter of 1998 primarily due to additional office space needed to accommodate increases in staffing levels. Advertising and sales promotion decreased to $0.8 million in the third quarter of 1999, down $1.0 million, or 56.2% from $1.7 million in the third quarter of 1998 due primarily to decreases in mutual fund advertising. Distribution and fund administration decreased to $2.4 million in the third quarter of 1999, down $0.8 million, or 25.4% from $3.2 million in the third quarter of 1998 as a result of decreased average assets under management. Professional fees decreased to $1.9 million in the third quarter of 1999, down $2.8 million, or 59.9% from $4.7 million in the third quarter of 1998 due primarily to a reduction in legal and professional fees of $2.5 million that were incurred in the third quarter of 1998 for the proposed initial public offering that was withdrawn. In addition, technical consulting expenses increased by $0.6 million while employment agency fees decreased by $0.3 million. Depreciation and amortization increased to $2.9 million in the third quarter of 1999, up $1.1 million, or 57.6% from $1.9 million in the third quarter of 1998 due primarily to leasehold and information technology write-offs and increased depreciation resulting from new capital expenditures on telecommunications and technology-related equipment. Other expenses increased to $6.4 million in the third quarter of 1999, up $1.2 million, or 23.0% from $5.2 million in the third quarter of 1998 due primarily to increases in travel and entertainment and office expenses.

TAXES. Taxes increased to $10.5 million in the third quarter of 1999, up $8.2 million, or 364.7% from $2.3 million in the third quarter of 1998. This increase is primarily due to management's determination that an increase to the Company's tax reserves was appropriate.

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 1999 AND 1998

The Company reported net income before taxes of $216.5 million for the nine months ended September 1999 representing a decrease of $11.7 million or 5.1% compared to the nine months ended September 1998. The results for 1999 reflect an overall increase in the profitability in the Private Asset Management segment offset by a larger decrease in the Mutual Fund and Institutional segment. Net asset additions and appreciation in the Private Asset Management segment have more than been offset by the net asset withdrawals in the Mutual Fund and Institutional segment. The Professional Securities Services segment experienced a reduction in net income before taxes of $3.3 million for the nine months ended 1999. Excluding the expenses attributable to the 1998 proposed initial public offering that was withdrawn, net income before taxes decreased by $5.8 million.

Net revenues decreased by $7.6 million for the nine months ended September 1999 to $422.5 million, a decrease of 1.8% compared to the same period in 1998. Net revenue growth was strong in the Private Asset Management segment, due to higher average assets under management. Net revenues in the Mutual Fund and Institutional segment decreased as a result of reduced average assets under management.


Nine months ended September 1999

                                                                     Mutual Fund     Professional
                                                   Private Asset         and          Securities
                                                     Management     Institutional      Services         Total
                                                  ---------------  ---------------  --------------  -------------
(in thousands)
Net revenues after interest expense                $      194,398   $      172,801   $     55,337    $    422,536

Net income before taxes                            $      137,991   $      64,155    $     14,385    $    216,531

(in millions)
Assets under management                            $       19,131   $      32,325        N/A         $    51,456

Market flows
     Net assets additions (withdrawals)            $          446   $      (5,533)       N/A         $    (5,087)
     Market appreciation                                      780             176        N/A                 956
                                                  ---------------  ---------------  --------------  -------------
     Total increase (decrease)                     $        1,226   $      (5,357)       N/A         $    (4,131)
                                                  ===============  ===============  ==============  =============


Nine months ended September 1998

                                                                     Mutual Fund     Professional
                                                   Private Asset         and          Securities
                                                     Management     Institutional      Services         Total
                                                  ---------------  ---------------  --------------  --------------
(in thousands)
Net revenues after interest expense                 $    177,216    $     198,489    $     54,451    $    430,156

Net income before taxes                             $    126,103    $      84,516    $     17,649    $    228,268

(in millions)
Assets under management                             $    15,490     $      34,228         N/A        $     49,718

Market flows
     Net assets additions (withdrawals)             $       210     $       (864)         N/A        $       (654)
     Market depreciation                                   (273)          (2,866)         N/A              (3,139)
                                                  ---------------  ---------------  --------------  --------------
     Total decrease                                 $       (63)    $     (3,730)         N/A        $     (3,793)
                                                  ===============  ===============  ==============  ==============


PRIVATE ASSET MANAGEMENT. Private Asset Management net revenues increased 9.7% to $194.4 million for the nine months ended September 1999 from $177.2 million for the nine months ended September 1998. Investment advisory fees increased 11.2% to $124.0 million for the nine months ended September 1999 from $111.5 million during the same period in 1998 due to increased average net assets under management. Commissions increased 6.5% to $67.9 million for the nine months ended September 1999 from $63.8 million during the same period in 1998 as a result of generally strong and volatile equity markets. Net interest income increased 31.9% to $2.5 million for the nine months ended September 1999 from $1.9 million during the same period in 1998 due primarily to higher client credit balances.

MUTUAL FUND AND INSTITUTIONAL. Mutual Fund and Institutional net revenues decreased 12.9% to $172.8 million for the nine months ended September 1999 from $198.5 million for the nine months ended September 1998. Investment advisory and administrative fees decreased 13.2% to $155.0 million for the nine months ended September 1999 from $178.6 million during the same period in 1998 as a result of decreased average net assets under management due to net asset withdrawals. Commissions decreased $2.1 million or 11.2%.

PROFESSIONAL SECURITIES SERVICES. Professional Securities Services net revenues increased 1.6% to $55.3 million for the nine months ended September 1999 from $54.5 million for the nine months ended September 1998. Trading and investment income increased 67.1% to $6.0 million for the nine months ended September 1999 from $3.6 million during the same period in 1998 as a result of strong market maker trading. Syndicate revenues increased 44.8% to $2.4 million for the nine months ended September 1999 from $1.6 million during the same period in 1998 due to the favorable equity underwriting environment. Clearance income increased 4.0% to $8.2 million for the nine months ended September 1999 from $7.9 million during the same period in 1998. Net interest income decreased $3.6 million or 19.0% primarily due to interest expense incurred on a subordinated loan.

OPERATING EXPENSES. Total expenses for the nine months ended September 1999, increased by $10.4 million, or 6.0% from $172.7 million for the nine months ended September 1998 to $183.0 million for the nine months ended September 1999. Employee compensation and benefits increased to $105.6 million for the nine months ended September 1999, up $5.0 million, or 4.9% from $100.6 million for the nine months ended September 1998. The increase was primarily due to increased salespeople and the addition of new Private Asset Management money management groups. Information technology increased to $13.5 million for the nine months ended September 1999, up $2.5 million, or 22.9% from $11.0 million for the nine months ended September 1998 due primarily to increases in telecommunication expenses and market data services and increases in third party processing. Rent and occupancy increased to $11.2 million for the nine months ended September 1999, up $2.2 million, or 24.8% from $9.0 million for the nine months ended September 1998 primarily due to additional office space needed to accommodate increases in staffing levels. Advertising and sales promotion decreased to $6.9 million for the nine months ended September 1999, down $1.9 million, or 21.5% from $8.8 million for the nine months ended September 1998 due to decreased advertising in the Mutual Fund and Institutional segment. The decrease was offset by a new $1.5 million print campaign for Private Asset Management. Distribution and fund administration costs decreased to $7.9 million for the nine months ended September 1999, down $1.7 million, or 17.4% from $9.6 million for the nine months ended September 1998 due to a reduction of average mutual fund assets under management which have a direct effect on payments to third parties. Professional fees decreased to $6.8 million for the nine months ended September 1999, down $2.1 million, or 23.5% from $8.9 million for the nine months ended September 1998 due primarily to a decrease in legal and professional fees incurred in conjunction with the proposed initial public offering in 1998 which was subsequently withdrawn. Depreciation and amortization increased to $7.8 million for the nine months ended September 1999, up $2.8 million, or 56.1% from $5.0 million for the nine months ended September 1998 due primarily to leasehold and information technology write-offs and increased depreciation resulting from new capital expenditures on telecommunications and technology-related equipment. Other expenses increased to $15.5 million for the nine months ended September 1999, up $3.2 million, or 26.4% from $12.3 million for the nine months ended September 1998 due primarily to increases in office expenses, travel and entertainment and insurance.

TAXES. Taxes increased to $15.0 million for the nine months ended September 1999, up $8.0 million, or 113.0% from $7.1 million for the nine months ended September 1998. This increase is primarily due to management's determination that an increase to the Company's tax reserves was appropriate.

PRO FORMA OPERATING RESULTS

The following table sets forth the Company's pro forma consolidated statements of income for the three months ended September 1999 and 1998 and the nine months ended September 1999 and 1998:


                                                    For the Three Months                  For the Nine Months
                                                       Ended September                     Ended September
                                             ------------------------------------------------------------------------
                                                     1999            1998               1999               1998
                                             ----------------  -----------------  ----------------   ----------------
REVENUES:
Investment advisory and administrative fees      $    95,490        $    96,638       $   279,888        $   291,039
Commissions                                           32,921             37,857           107,169            105,702
Interest                                              37,601             40,150           114,340            119,903
Principal transactions in securities                     882                796             5,997              3,498
Clearance fees                                         2,945              2,360             8,159              6,520
Other income                                             683                269             3,537              2,643
                                             ----------------  -----------------  ----------------   ----------------
    Gross revenues                                   170,522            178,070           519,090            529,305
Interest expense (Note 1)                             30,570             32,309            93,438             97,131
                                             ----------------  -----------------  ----------------   ----------------
    Net revenues after interest expense              139,952            145,761           425,652            432,174
                                             ----------------  -----------------  ----------------   ----------------

OPERATING EXPENSES:
Employee compensation and benefits (Note 2)           56,193             54,473           171,769            156,227
Information technology                                 4,746              3,532            13,476             10,961
Rent and occupancy                                     4,654              3,300            11,211              8,985
Brokerage, clearing and exchange fees                  2,636              2,931             7,803              7,568
Advertising and sales promotion                          755              1,722             6,878              8,757
Distribution and fund administration                   2,393              3,207             7,907              9,577
Professional fees                                      1,903              4,745             6,837              8,932
Depreciation and amortization                          2,940              1,866             7,831              5,017
Other expenses                                         6,429              5,225            15,540             12,291
                                             ----------------  -----------------  ----------------   ----------------
    Total operating expenses                          82,649             81,001           249,252            228,315
                                             ----------------  -----------------  ----------------   ----------------
    Net income before provision for income taxes      57,303             64,760           176,400            203,859
Provision for income taxes (Note 3)                   24,812             28,041            76,381             88,271
                                             ----------------  -----------------  ----------------   ----------------
    Net income                                   $    32,491        $    36,719       $   100,019        $   115,588
                                             ================  =================  ================   ================
Net income per common share (Note 4)
    Basic and diluted:
       Net income per share                      $     0.65         $     0.73        $     2.00         $     2.31
                                             ================  =================  ================   ================
       Weighted average common shares
          outstanding                                50,022             50,022            50,022             50,022
                                             ================  =================  ================   ================


                        See accompanying pro forma notes.

BASIS OF PRESENTATION

The pro forma consolidated statement of income was prepared as if the Company's conversion to corporate form and related transactions had taken place at the beginning of 1998. These pro forma consolidated financial statements are not necessarily indicative of the results that would have been achieved had the pro forma adjustments occurred on these dates or that may be achieved in the future.

These pro forma consolidated statements of income and notes should be read in conjunction with the pro forma combined statements of income and the related notes included in the Company's prospectus dated October 6, 1999.

                              NEUBERGER BERMAN INC.

                NOTES TO PRO FORMA CONSOLIDATED STATEMENTS OF INCOME

1. Adjusted to reflect a decrease in interest expense related to the use of proceeds to repay a portion of the Associates subordinated note and other short-term borrowings. In addition, amount is adjusted to reflect the change in interest expense related to the financing of the remaining portion of the Associates subordinated note.

2. Adjusted to reflect employee compensation and benefits in corporate form.

3. Adjusted to reflect a provision for Federal, state and local taxes in corporate form at an effective rate of approximately 43% and to reverse actual unincorporated business tax and state and local taxes.

4. Pro forma basic and diluted earnings per share were calculated by dividing pro forma net income by weighted average common shares outstanding.

CAPITAL RESOURCES AND LIQUIDITY

The Company's investment advisory business does not require it to maintain significant capital balances. However, as a result of the Company's broker-dealer activities, its balance sheet includes higher levels of assets and liabilities than is typical for an investment adviser of its size. The Company's broker-dealer activities provide financing, trade execution, clearing and custody services for clients of its Private Asset Management, Mutual Fund and Institutional, and Professional Securities Services segments.

The Company's financial condition is highly liquid with a significant majority of its assets readily convertible to cash. Receivables from and payables to brokers, dealers and clearing organizations represent either current open transactions that settle within a few days or the activity of securities lending that is collateralized and normally can be closed out within a few days. Receivables from and payables to the Company's clients arise in the normal course of business in connection with cash and margin securities transactions. Client receivables are secured by securities held as collateral.

It is the Company's policy to continuously monitor and evaluate the adequacy of its capital. The Company has consistently maintained net capital in excess of the regulatory requirements prescribed by the SEC and other regulatory authorities. At September 30, 1999, the Company's regulatory net capital exceeded the minimum requirement by $109 million. The SEC net capital rule imposes financial restrictions which are more severe than those imposed on most other businesses. In addition, the debt covenants related to NB, LLC's subordinated loan include certain covenants that limit the percentage by which the aggregate unpaid principal amount of subordinated liabilities exceed total regulatory capital and impose a dollar amount below which total ownership equity cannot fall. The Company believes that its cash flow from operations and existing committed and uncommitted lines of credit, as well as the net proceeds from its initial public offering, will be more than adequate to meet its debt and other obligations as they come due and anticipated capital requirements.

On October 13, 1999, NBI completed its initial public offering. In that offering, NBI sold 3,030,303 shares of common stock and received net proceeds after expenses of approximately $89 million.

During the fourth quarter of fiscal 1999, the Company intends to take a non-recurring charge of approximately $150 million, before taxes for the following items: an initial irrevocable contribution to the Company's defined contribution plan, a cash contribution to the Neuberger Berman Foundation and severance payments.

On October 29, 1999, NB, LLC paid back the remaining $15 million subordinated liability with Associates, pursuant to NYSE approval.

The Company's Board of Directors has authorized a discretionary repurchase of up to $50 million of common stock. This authorization states that purchases may be made from time to time in the open market and in negotiated transactions, subject to market conditions.

YEAR 2000 READINESS DISCLOSURE

The Company recognized the need to upgrade, modify or replace portions of its information technology systems in order to satisfy all Year 2000 issues. Many computer systems in use today were designed and developed using two digits rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00". This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken.

In June 1997, the Company initiated a comprehensive Year 2000 project. This project was based on a six-phase approach that included: awareness, inventory, assessment, remediation, testing and contingency planning. A Y2K committee met on a monthly basis to review progress of the project and coordinate Y2K activities. The committee included representatives from senior management, information services, selected business units, internal audit and legal and compliance.

The Company completed its inventory and assessment phases in September, 1998. The remediation of its technical infrastructure and internally developed systems was completed in the first quarter of 1999.

The Company tracked the progress of its key vendors, financial intermediaries and trading counterparties throughout the course of its Year 2000 project. As part of the inventory and assessment phases, the Company attempted to identify and contact vendors and business counterparties that presented a risk of a Year 2000 adverse impact. The responses received from these third parties were evaluated as they were received to determine risk potential and what actions, if any, were required. Vendor responses included discussions of Year 2000 readiness of current products and/or services and indicated, if upgrades or service enhancements were necessary, the cost of such upgrades or enhancements and the date they would be available. Responses from financial intermediaries and trading counterparties contained overviews of their Year 2000 projects and status reports on assessment, code renovation, internal and point-to-point testing and contingency planning. The depth at which the Company tracked the progress of third parties was directly related to how important the third parties were. The third parties that were considered critical indicated that they have achieved or will achieve Year 2000 readiness on a timely basis.

Testing was the most critical phase of the Year 2000 project. The Company's approach was to first address its internal technology infrastructure and then integrate testing with third parties. The Company completed internal testing in June 1999 and no Year 2000 problems were revealed that remain outstanding. External testing was completed in August 1999.

The Company has participated in various industry-wide tests, such as the "Streetwide" test coordinated by the Securities Industry Association in March and April 1999 in which more than 400 firms participated. Other tests coordinated by the Securities Industries Association in which the Company participated included the

Market Data Test, Securities Lending Test and the National Securities Clearing Corporation testing for the Automated Customer Account Transfer Service. Additionally, the Company participated in the Year 2000 testing organized by the Futures Industry Association "Streetwide" test, with no Year 2000 related problem with its internal systems. We encountered no internal or external Year 2000 related problems which remain unresolved with any tests.

The Company completed its contingency planning in March 1999, subject to continuing review and revision of those plans. Contingency plans were designed to ensure the continued operation of the systems and functions supporting the Company's primary business processes if a Year 2000 problem occurs. A Coordination and Communication Center has been created to manage the changeover weekend from December 31, 1999 through January 3, 2000, as well as a detailed Event Management Plan that lays out anticipated responses to specific system failures, if any. Critical technical employees and project managers will be on site and on call during the changeover weekend. The Company has "frozen" its computer systems, thereby restricting changes to programs and existing hardware. This is intended to stabilize the systems for the upcoming date change. Finally, additional electronic and hard copy back-ups of critical data such as client and mutual fund shareholder status and securities transactions is planned to be made.

The Company has incurred substantially all the budgeted expenses deemed necessary to complete the remediation and testing of internally developed systems and the replacement and testing of third-party products and services, including non-technology products and services, in order to achieve Year 2000 compliance.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT RISK

The Company's risk management policies and procedures have been established to continually identify, monitor and manage risk. The major types of risk that the Company faces include credit risk and market risk.

Credit risk is the potential for loss due to a client or counterparty failing to perform its contractual obligations. In order to mitigate risk, the Company's policy is to monitor the credit standing of its clients and maintain collateral to support margin loans to clients.

A significant portion of the Company's revenues are based upon the market value of assets under management. Accordingly, a decline in the prices of securities generally, or client withdrawals of assets under management, may cause the Company's revenues and income to decline.

Interest rate risk is the possibility of a loss in the value of financial instruments from changes in interest rates. The Company's primary exposure to interest rate risk arises from its interest earning assets (mainly securities purchased under agreements to resell and receivable from brokers, dealers and clearing organizations) and funding sources (bank loans, subordinated liabilities and payable to brokers, dealers and clearing organizations).

Equity price risk generally means the risk of loss that may result from the potential change in the value of a financial instrument as a result of absolute and relative price movements, price volatility or changes in liquidity, over which the Company has no control. The Company's market making activities expose its capital to potential equity price risk. To mitigate this risk, strict limits are imposed on both the trading desk and individual traders. In addition, the Company's monthly average net long position for its market making activities were $1.4 million during the year ended December 31, 1998 and $1.9 million during the nine months ended September 30, 1999.

 PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In the normal course of business, the Company is subject to various legal proceedings. However, in management's opinion, based on currently available information, there are no legal proceedings pending against the Company or any of its subsidiaries that would have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

In connection with its conversion to corporate form, the Company issued on October 7, 1999 42,727,273 shares of common stock, par value $0.01 per share (the "Common Stock"), to the former principals of NB, LLC and shareholders of NBMI (collectively, the "Principals") in exchange for all of their interests in NB, LLC and shares of NBMI. Also, simultaneously with its conversion to corporate form, the Company made an irrevocable contribution of 4,264,344 shares to the trust underlying the Neuberger Berman Inc. Employee Defined Contribution Stock Incentive Plan (the "Plan") and, immediately thereafter, made awards under the Plan to substantially all of the Company's employees of all such shares held by the Plan.

The offering and sale of Common Stock to the Principals was not registered under the Securities Act of 1933 because the offering and sale was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder for transactions by an issuer not involving a public offering (with the recipients representing their intentions to acquire the securities for their own accounts and not with a view to the distribution thereof and acknowledging that the securities were issued in a transaction not registered under the Securities Act of 1933). The foregoing contribution of Common Stock and awards were not registered under the Securities Act of 1933 because the contribution and awards either did not involve an offer or sale for purposes of
Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the awards were made to a relatively broad class of employees who provided no consideration in exchange for their awards, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

USE OF PROCEEDS

The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-84525) relating to the Company's initial public offering of Common Stock, was October 6, 1999. A total of 7,250,000 shares were sold. Of this amount, 6,250,000 were offered in the United States (the "U.S. Offering") and 1,000,000 shares were offered outside the United State (the "International Offering" and, together with the U.S. Offering, the "offerings"). The managing underwriters for the U.S. Offering were Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated,

Salomon Smith Barney Inc., Bear Stearns & Co. Inc., CIBC World Markets Corp., Donaldson, Lufkin & Jenrette Securities Corporation and Schroder & Co., Inc. The managing underwriters for the International Offering were Goldman Sachs International, Merrill Lynch International, Morgan Stanley & Co. International, Salomon Brothers International Limited, Bear Stearns International Limited, CIBC World Markets International Limited, Donaldson, Lufkin & Jenrette International and J. Henry Schroder & Co. Limited.

The offerings commenced on October 6, 1999 and were completed on October 13, 1999. Of the 7,250,000 shares of Common Stock registered, 3,030,303 were offered and sold by the Company and 4,219,697 shares were offered and sold by the Principals. The aggregate offering price was $96,969,696 with respect to the shares offered and sold by the Company and $135,030,304 with respect to the shares offered and sold by the Principals. The underwriting discount was $15,080,000. The Company estimates that it incurred approximately $2.1 million of other expenses in connection with the offerings. The net proceeds to the Company after deducting the underwriting discount and offering expenses incurred by the Company totaled approximately $89 million.

From the time of receipt through October 31, 1999, $15 million of the proceeds were applied to repay the $15 million subordinated note held by Associates due September 1, 2000 and the remainder of the proceeds was applied to repay short term borrowings or applied to working capital in lieu of additional short term borrowings. Associates is wholly-owned by the Principals.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

2.1 Plan of Merger and Exchange Agreement, dated as of August 2, 1999, by and among Neuberger Berman Inc., Neuberger Berman, LLC, the members of Neuberger Berman, LLC, Neuberger Berman Management Inc., the stockholders of Neuberger Berman Management Inc. and Neuberger Berman Sub Inc., a New York corporation (incorporated herein by reference to Exhibit 2.1 to NB Inc.'s registration statement on Form S-1 (No. 333-84525)).

3.1 Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to NB Inc.'s registration statement on Form S-1 (No. 333-84525)).

3.2 By-Laws (incorporated herein by reference to Exhibit 3.2 to NB Inc.'s registration statement on Form S-1 (No. 333-84525)).

4.1 Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to NB Inc.'s registration statement on Form S-1 (No. 333-84525)).

4.2 Stockholders Agreement, dated as of August 2, 1999, by and among Neuberger Berman Inc. and the stockholders named therein (incorporated herein by reference to Exhibit 4.2 to NB Inc.'s registration statement on Form S-1 (No. 333-84525)).

10.1 1999 Neuberger Berman Inc. Directors Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to NB Inc.'s registration statement on Form S-1 (No. 333-84525)).

10.2 1999 Neuberger Berman Inc. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to NB Inc.'s registration statement on Form S-1 (No. 333-84525)).

10.3 1999 Neuberger Berman Inc. Annual Incentive Plan (incorporated herein by reference to Exhibit 10.3 to NB Inc.'s registration statement on Form S-1 (No. 333-84525)).

10.4 1999 Neuberger Berman Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.4 to NB Inc.'s registration statement on Form S-1 (No. 333-84525)).

10.5 Neuberger Berman Inc. Employee Defined Contribution Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to NB Inc.'s registration statement on Form S-1 (No. 333-84525)).

10.6 Non-Competition Agreement, dated as of August 2, 1999, by and among the Company and the stockholders named therein (incorporated herein by reference to Exhibit 10.6 to NB Inc.'s registration statement on Form S-1 (No. 333-84525)).

10.7 Form of Employment Agreement, dated August 2, 1999, between Neuberger Berman, LLC and each continuing principal (incorporated herein by reference to Exhibit 10.7 to NB Inc.'s registration statement on Form S-1 (No. 333-84525)).

10.8 Subordinated Loan Agreement, dated as of August 31, 1998, between Neuberger Berman, LLC and NB Associates, LLC (incorporated herein by reference to Exhibit 10.8 to NB Inc.'s registration statement on Form S-1 (No. 333-84525)).

10.9 First Amendment, dated March 30, 1999, to Subordinated Loan Agreement, dated August 31, 1998, between Neuberger Berman, LLC and NB Associates, LLC (incorporated herein by reference to Exhibit 10.9 to NB Inc.'s registration statement on Form S-1 (No. 333-84525)).

10.10 Second Amendment, dated September 1, 1999, to Subordinated Loan Agreement, dated August 31, 1998, between Neuberger Berman, LLC and NB Associates, LLC (incorporated herein by reference to Exhibit 10.10 to NB Inc.'s registration statement on Form S-1 (No. 333-84525)).

10.11 $15,000,000 Promissory Note due September 1, 2000, issued by Neuberger Berman, LLC to NB Associates, LLC on September 1, 1999 (incorporated herein by reference to Exhibit 10.11 to NB Inc.'s registration statement on Form S-1 (No. 333-84525)).

10.12 Subordinated Note Purchase Agreement, dated September 1, 1999, between Neuberger Berman, LLC and The Travelers Insurance Company

           (incorporated herein by reference to Exhibit 10.12 to NB Inc.'s registration statement on Form S-1 (No. 333-84525)).

10.13 $10,000,000 Floating Rate Subordinated Note due September 1, 2004, issued by Neuberger Berman, LLC to Tral & Co. on September 1,1999 (incorporated herein by reference to Exhibit 10.13 to NB Inc.'s registration statement on Form S-1 (No. 333-84525)).

10.14 $25,000,000 Floating Rate Subordinated Note due September 1, 2004, issued by Neuberger Berman, LLC to Tral & Co. on September 1, 1999 (incorporated herein by reference to Exhibit 10.14 to NB Inc.'s registration statement on Form S-1 (No. 333-84525)).

11         Computation of Net Income per Common Share.

27         Financial Data Schedule.


(b) The Company filed one report on Form 8-K subsequent to the quarter ended September 30, 1999. The report, dated November 3, 1999, was filed in regard to the Company's reporting of its third quarter results and the announcement of the authorization of its stock repurchase program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                NEUBERGER BERMAN INC.

                             November 16, 1999  BY:       /s/ Robert Matza
                                                ---------------------------

                                                Name:  Robert Matza
                                                Title: Chief Administrative
                                                             Officer

                             November 16, 1999  BY:       /s/ Philip Ambrosio
                                                -----------------------------
                                                Name:  Philip Ambrosio
                                                Title: Chief Financial Officer