Form 10-K
period 1999-12-31
NEUBERGER BERMAN INC
filed 2000-03-24
CIK 1068144

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                ---------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO

                          Commission File No. 1-15361

                             NEUBERGER BERMAN INC.

             (Exact Name of Registrant As Specified in Its Charter)

                DELAWARE                        06-1523639
      (State or Other Jurisdiction           (I.R.S. Employer
   of Incorporation or Organization)       Identification No.)

     605 Third Avenue, New York, NY               10158
(Address of Principal Executive Offices)        (Zip Code)

       Registrant's telephone number, including area code (212) 476-9000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                              Name of Each Exchange
                               on Which Registered
                             -----------------------
    Title of Each Class
---------------------------
Common Stock $.01 par value  New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing price of $24.75 on February 1, 2000, on the New York Stock Exchange was $171,859,050. Calculation of holdings of common stock by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, former principals and the Registrant's Defined Contribution Stock Incentive Plan are affiliates. As of February 1, 2000, the number of shares of the Registrant's common stock outstanding was 49,614,435.
                            ------------------------

                      Documents Incorporated By Reference

                  Document Incorporated                         Part of Report
                       By Reference                         Into Which Incorporated
----------------------------------------------------------  -----------------------
The definitive proxy statement for the 2000 annual meeting
        of stockholders to be held April 27, 2000.                 Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                         --------
PART I
Item 1.    Business....................................................      3
             Introduction..............................................      3
             Private Asset Management..................................      3
             Mutual Fund and Institutional.............................      4
             Professional Securities Services..........................      7
             Investment Process and Research...........................      8
             Competition...............................................      8
             Regulation................................................      9
             Client Protection and Insurance...........................     10
             Net Capital Requirements..................................     10
             Intellectual Property.....................................     11
             Employees.................................................     11
Item 2.    Properties..................................................     11
Item 3.    Legal Proceedings...........................................     11
Item 4.    Submission of Matters to a Vote of Security Holders.........     11
PART II
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................     12
Item 6.    Selected Consolidated Financial Data........................     12
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     13
             Business Environment......................................     13
             General...................................................     13
             Results of Operations.....................................     14
             Pro Forma Operating Results...............................     19
             Liquidity and Capital Resources...........................     20
             Year 2000.................................................     21
             Looking Ahead.............................................     21
Item 7A.   Quantitative and Qualitative Disclosures about Market
             Risk......................................................     21
Item 8.    Financial Statements and Supplementary Data.................     23
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................     46
PART III
Item 10.   Directors and Executive Officers of the Company.............     46
Item 11.   Executive Compensation......................................     46
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................     46
Item 13.   Certain Relationships and Related Transactions..............     46
PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................     47

FORWARD LOOKING STATEMENTS

    Statements regarding the Company's expectations and beliefs as to its future operations, plans or financial condition and certain other information contained in the Form 10-K, including, but not limited to, the material under the headings "Year 2000" and "Legal Proceedings and Contingencies," or in documents incorporated herein by reference, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations and beliefs are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations or beliefs. Factors which could cause actual results to differ from expectations or beliefs include, without limitation, the adverse effect from a decline in the securities markets or if the Company's products' performance declines, a general downturn in the economy, changes in government policy or regulation, inability of the Company to attract or retain key employees and unforeseen costs and other effects related to legal proceedings or investigation of governmental and self-regulatory organizations.

PART I

ITEM 1.--BUSINESS

INTRODUCTION

    Neuberger Berman Inc. ("NBI") was organized as a Delaware corporation in August, 1998 and completed an initial public offering ("IPO") of its shares in October, 1999. As part of that transaction, NBI became a holding company for its subsidiaries, Neuberger Berman, LLC ("NB, LLC") and Neuberger Berman
Management Inc. ("NBMI"), which, together with their predecessors, have conducted business since 1939 and 1970, respectively. Prior to the IPO in October, 1999, NB, LLC and NBMI were privately owned by 70 principals and their family affiliates. NBI and its consolidated subsidiaries are collectively referred to herein as the "Company".

    The Company conducts its business primarily through NB, LLC and its subsidiaries and NBMI, which are both registered investment advisers and broker-dealers. NB, LLC is also a member of the New York Stock Exchange, Inc. ("NYSE"). NB, LLC's wholly owned subsidiaries are Neuberger Berman Trust Company, a non-depository trust company chartered under the New York Banking Law, Neuberger Berman Trust Company of Delaware, a non-depository limited purpose trust company chartered under the Delaware Banking Code, Neuberger Berman Trust Company of Florida, a Florida corporation authorized to engage in trust business chartered under the Florida Banking Law, and Neuberger & Berman Agency Inc., a New York corporation. Originally founded to be a premier provider of investment products and services to high net worth individuals, the Company has established a strong presence in the mutual fund and institutional marketplaces. In addition to individuals and wealthy families, the Company's clients include corporations, insurance companies, pension funds, foundations, endowments, trusts and employee benefit plans. The Company's principal businesses include:

    - Private Asset Management;

    - Mutual Fund and Institutional; and

    - Professional Securities Services.

    The Company derives its revenues principally from investment advisory and administrative fees, which are based on its assets under management and from commissions. As of December 31, 1999, the Company had total assets under management of $54.4 billion. The majority of the Company's assets under management are held in equity accounts, which carry higher fees than fixed income accounts. Approximately 46.1% of its net revenues after interest expense for the year ended December 31, 1999, were derived from the higher margin Private Asset Management business. The Company has effectively leveraged its infrastructure to enhance profitability by developing complementary businesses such as professional investor clearing services and research sales in Professional Securities Services.

PRIVATE ASSET MANAGEMENT

    The Company was founded as an investment management firm for high net worth individuals. Private Asset Management, which provides investment management services to individuals, wealthy families and smaller institutions that generally have at least $500,000 to invest, remains one of the Company's principal pursuits.

    As of December 31, 1999, Private Asset Management managed $21.1 billion in assets covering approximately 13,000 individual accounts, including assets managed for clients of the NB, LLC's three trust company subsidiaries. Net revenues after interest expense for Private Asset Management were $260.1 million for the year ended December 31, 1999, representing 46.1% of the Company's net revenues after interest expense. This included $90.1 million in commission revenue, derived principally from listed equity trades executed as broker, on behalf of its clients.

    Private Asset Management has traditionally grown its business through referrals from existing clients and marketing efforts by individual portfolio managers. In 1986, Private Asset Management established a dedicated national sales force to significantly expand its marketing efforts. More recently, the Company has also pursued the strategy of attracting new investment teams.

    The Company's Private Asset Management national sales force currently consists of 28 sales professionals supported by 32 client service administrators, working in New York and regional offices in Atlanta, Boston, Chicago, Dallas, Los Angeles, Miami, San Francisco, and West Palm Beach. The Company expects to add five new regional offices in Houston, Philadelphia, Seattle, Tampa and the Washington, D.C. area, as well as increase the number of sales professionals to approximately 40, by the end of the year 2000. The national sales force accounted for $640 million in new assets under management in 1999.

    The Company actively seeks to identify, evaluate and attract experienced individual investment professionals and small investment management teams with pre-existing client relationships. The Company provides these professionals and teams with research, trust and custody services and securities clearing capabilities. During 1999, three investment teams joined the Company, adding approximately $814 million in assets under management.

    In 1999, the Company launched its first print advertising campaign in selected publications focused on the high net worth client, which was designed to increase name recognition of the Company. These efforts are expected to continue in the year 2000.

    Private Asset Management provides the following services for its clients:

    CUSTOMIZED INVESTMENT ADVISORY SERVICES. Through close individual contact with high net worth clients, the portfolio managers and sales professionals can tailor individual portfolios specifically to address clients' investment goals, income requirements, capital preservation needs, tax objectives and social considerations. The Company also offers clients estate planning, trust administration and safekeeping of investment securities. Private Asset Management is marked by long-term client loyalty, sometimes spanning several generations.

    TRUST COMPANIES. Through its three trust companies in New York, Delaware and Florida, the Company provides its clients with an integrated approach to wealth management through estate, income, financial and retirement planning, trust administration, fiduciary and other services. The trust companies provide specialized services designed to address the needs of high net worth clients, for profit institutions and charities.

    The trust companies provide advice on tax planning and investment policy to high net worth individuals, wealthy families and family offices, combined with multi-jurisdictional trust, partnership and estate administration services. They also provide oversight, performance measurement and consolidated statements of investments managed by affiliated and non-affiliated portfolio managers. The trust companies also deliver flexible, qualified and nonqualified employee benefit plan trustee services to corporations and other for profit institutions, as well as custom-made planned giving program investment and administration services to charities.

    The trust companies obtain the Company's clients from the Company's existing client base, the Private Asset Management sales force and the trust companies' own sales efforts. The Company expects to apply for a national trust charter sometime during the year 2000.

MUTUAL FUND AND INSTITUTIONAL

    The Mutual Fund and Institutional business provides advisory services to mutual funds, institutional clients and wrap fee programs. It offers a wide range of investment products that accommodate a variety of investment goals including large-cap, mid-cap and small-cap equity products, incorporating value or growth-oriented, international and socially responsive investment philosophies. This business also offers balanced, fixed income and money market products. Net revenues after interest expense for Mutual Fund and Institutional were $225.5 million for the year ended December 31, 1999. As of December 31, 1999, the Company managed $33.3 billion of mutual fund and institutional assets.

    MUTUAL FUND MANAGEMENT.  As of December 31, 1999, the Company managed
$17.4 billion in mutual fund assets invested in 42 of the Company's mutual funds (the "Funds") based on 24 separate investment portfolios that span the entire range of the Company's investment strategies.

    S&P 500 returns exceeded 20% per year during each of the years from 1995 to 1999. While this performance led to rapid growth for the mutual fund industry in general and for the Company in particular, throughout this period, growth stocks generally outperformed value stocks and large capitalization stocks generally outperformed medium and small capitalization stocks. These factors were especially pronounced in 1998 and 1999. As a result, new investments in mutual funds flowed increasingly into large capitalization growth stock funds and large capitalization index funds that attempted to match the performance of the major market averages. Given the Company's primary focus on value-style mutual funds, this trend has been unfavorable for it.

    During 1999, these factors resulted in a loss of assets under management by the Funds, with net redemptions totaling $4.8 billion. This loss of assets under management had a direct effect on investment advisory and administrative fees, which decreased accordingly.

    In light of the Company's traditional emphasis on value-style mutual funds, it has taken steps to expand its offerings of growth-style mutual funds. Neuberger Berman Millennium Fund, a small-cap growth fund that commenced operations in October, 1998, grew to $215 million in assets as of December 31, 1999. Neuberger Berman Century Fund, a large-cap growth fund, was launched in early December, 1999 and ended the year with $13 million in assets. The Company filed a registration statement for a technology fund in February, 2000, which is expected to commence operations in May, 2000. The Company's growth equity group, which is based in Boston and started operations in July, 1997, had $2.7 billion in assets under management at December 31, 1999, representing an increase of $781 million in 1999.

    The Company has introduced these new growth style mutual funds to complement and expand its investment product offerings and meet the changing needs of its clients in response to competitive developments in the financial market place. The Company has also filed registration statements for two institutional money market funds and expects them to commence operations in the second quarter of year 2000.

    The Funds are made available to investors through multiple distribution channels, strategic alliances and business relationships, upon which the Company is heavily dependent. The Funds have traditionally been sold directly to shareholders, without a sales load. Fund shares are marketed through advertising and through direct mail solicitations principally to existing fund shareholders.

    As of December 31, 1999, the Company had strategic alliances with 80 administrators of defined contribution plans (such as 401(k), 403(b) and nonqualified deferred compensation plans). These alliances allow the Company, as investment adviser, and these administrators, as recordkeepers and plan participant service providers, to perform the task each party is best suited to carry out. Defined contribution plan assets under management in the Funds were $4.1 billion at December 31, 1999.

    As of December 31, 1999, the Company also had relationships with 39 insurance companies that offer variable annuity and variable life insurance products that may be invested, at the direction of policy holders, in certain Funds. The amount invested directly in these Funds was $2.4 billion at December 31, 1999.

    In strategic alliances and business relationships with these third parties, the Company generally pays them for recordkeeping, sub-accounting or other services that they perform with respect to assets that are invested, either directly or indirectly, in the Funds.

    Fund shares are also made available through mutual fund supermarkets, broker dealers, banks, and most recently through the Company's internet site, where mutual fund investors can access account information and buy, sell and exchange Fund shares. The site also has Fund prospectuses and applications, daily share prices, performance, articles and educational materials.

    In addition to investment advisory and sub-advisory fees, the Company also generates income from administrative and service fees for accounting services, general administration of mutual funds (such as coordinating board meetings, compliance programs and prospectus and semi-annual report production) and shareholder services.

    In July, 1999, the Company launched the Fund Advisory Service, which is designed for the relatively affluent investor and the retirement market. This nondiscretionary investment advisory program offers professional advice to mutual fund investors seeking to build and monitor a customized portfolio of mutual funds from well-known fund groups, including the Funds and mutual funds sponsored by third parties. It also provides these investors consolidated statements, "one-stop" transactions and a variety of mutual fund investment options. The Company intends to market this service through its internal mutual fund shareholder base, intra-company client referrals, advertising, the internet and public relations efforts. The Company is also exploring making this service available to third parties who may want to offer it to their own clients.

    Net revenues after interest expense for the mutual fund business were $135.7 million for the year ended December 31, 1999, consisting primarily of investment advisory and administrative fees and commissions. Approximately 49% of the commissions paid by the Funds for the year ended December 31, 1999, were paid to NB, LLC for executing listed equity trades as broker.

    INSTITUTIONAL ASSET MANAGEMENT. The Company manages domestic, international and global equity, balanced, fixed income and cash management separate account portfolios for over 250 U.S. institutional clients. These include, but are not limited to, defined benefit and defined contribution plans for corporations and municipalities, Taft-Hartley plans, insurance companies, endowments and foundations, mutual funds sponsored by third parties and hospital and health care organizations. As of December 31, 1999, the Company managed $14.1 billion of institutional separate account assets.

    STRATEGIES FOR INSTITUTIONAL ASSET MANAGEMENT. The Company's institutional equity accounts have predominantly been invested in value stocks. The Company has diversified the investment styles of its advisory services offered to institutional investors and currently offers equity products employing small, mid and large capitalization value and growth investing styles. The Company manages fixed income accounts in several different investment strategies for its clients, including cash management, limited maturity, high yield, municipal, broad investment grade, opportunistic core and international. The Company is a value oriented fixed income manager that uses sector rotation and security selection to earn incremental yield, active duration management and volatility analysis to control risk and, dependent upon market conditions, protect principal or add capital appreciation.

    SUB-ADVISORY SERVICES FOR MUTUAL FUNDS SPONSORED BY THIRD PARTIES. The Company began providing sub-advisory services to mutual funds that are managed or sponsored by third parties in 1994. Since entering this business, the assets under management that the Company sub-advises have grown to $1.7 billion at December 31, 1999.

    Net revenues after interest expense for the institutional asset management business were $89.8 million for the year ended December 31, 1999, consisting primarily of investment advisory fees and commissions.

    WRAP FEE MANAGEMENT. The Company acts as investment adviser to more than 5,500 accounts through nine wrap fee programs sponsored by third party banks and brokerage firms. Wrap fee programs, which are designed to meet the needs of individuals and smaller institutions, offer comprehensive investment management services under a single fee structure covering all charges, including investment management, brokerage, custody, recordkeeping and reporting. As of December 31, 1999, the Company managed $1.8 billion of wrap fee assets.

    The Company has relationships with three of the four largest sponsors of wrap fee programs and have begun to offer, through these wrap fee programs, a range of equity products including large-cap value, mid-cap growth and socially responsive.

    Net revenues after interest expense for the wrap fee business were $8.2 million for the year ended December 31, 1999, consisting primarily of investment advisory fees.

PROFESSIONAL SECURITIES SERVICES

    The Professional Securities Services business generates income by marketing services to third party investment advisers and professional investors. Net revenues after interest expense for Professional Securities Services were $78.2 million for the year ended December 31, 1999. These services include professional investor clearing services, research sales, market maker trading and trust services. Because these services are based upon the capabilities and resources developed for its asset management businesses, the Company can generally provide these services at a modest incremental cost.

    PROFESSIONAL INVESTOR CLEARING SERVICES. As of December 31, 1999, the Company provided prime brokerage to 46 private investment partnerships, registered investment advisers and family offices as well as correspondent clearing services to ten introducing brokers. These services include trade execution, custody, clearance and settlement, margin financing and the borrowing of securities to meet short sale obligations, portfolio reporting and consulting advice regarding communications and information technology required to operate a small financial concern. The Company also provides certain clients with the use of a fully-equipped office facility. These services are actively marketed through select market channels. The Company also seeks to cross-sell certain of its other services, including research sales and trust and custody services. Professional Investor Clearing Services net revenues after interest expense were $35.1 million for the year ended December 31, 1999. These net revenues consist primarily of commissions, clearance fees and net interest income.

    RESEARCH SALES. The Company's centralized research department regularly prepares and updates research reports for the Private Asset Management and Mutual Fund and Institutional businesses. Nine sales professionals in the research sales group make these research reports available to approximately 200 third-party investment managers. If these third-party managers decide to buy or sell securities based on this research, they usually place their trades through the Company, although they have no obligation to do so. The research sales group includes seven traders who execute these brokerage transactions. Through the Company's corporate relationships, it participates in public offerings of securities (it does not participate in such offerings, however, for its advisory clients). Research Sales net revenues after interest expense were $19.2 million for the year ended December 31, 1999. These net revenues consist primarily of commissions.

    OTHER ACTIVITIES. Professional Securities Services also includes market making trading activities, custody and record keeping services and treasury management. The Company acts as market maker for approximately 175 securities traded on the over-the-counter market, buying or selling such securities as principal. Strict limits are imposed on the trading desk and the individual traders to limit the Company's risk. The Company provides custody and record keeping services to clients of its three trust companies. The Company also generates net interest income by managing cash available as a result of its broker-dealer activities. Net revenues after interest expense for these other activities were $23.9 million for the year ended December 31, 1999. These net revenues consist primarily of principal transactions in securities, net interest income and custody income.

INVESTMENT PROCESS AND RESEARCH

    The Company's portfolio managers generally base their decisions on fundamental analysis, attempting to make knowledgeable judgments about the investment merits of industry groups and, even more importantly, specific companies. A centralized research department supports all of the Company's investment professionals. Organized primarily by industry, these security analysts are responsible for understanding developments within the companies and industries they follow. To do this, they meet with senior management of companies they follow and interview customers and competitors. In some cases, they employ specialized consultants and develop earnings and cash flow estimates. At present, there are 16 analysts in the research department, supported by 14 research associates. In addition to this centralized research department, many of the Company's investment groups employ dedicated analysts who focus on securities of particular interest to their specific investment approach. Of particular importance to the Company's research is an established program of on-site visits between its portfolio managers and analysts and the senior managements of corporations. More than 800 such meetings occurred in 1999, and they provide the portfolio managers and analysts with valuable insight and perspective into a company's business, management strategy and financial prospects.

COMPETITION

    The Company is subject to substantial competition in all aspects of its business. The Company believes that the principal competitive factors affecting its asset management business are the range of products offered, brand recognition and business reputation, investment performance, the continuity of client relationships and of assets under management, the quality of service provided to clients, the level of fees and commissions charged for services in response to competitive conditions, the level of commissions and other compensation paid, the level of expenses paid to financial intermediaries related to administration and/or distribution and financial strength.

    The Company competes in all aspects of its business with a large number of investment management firms, commercial banks, investment banks, broker-dealers, insurance companies and other financial institutions. A number of these competitors have greater capital and other resources and offer more comprehensive lines of products and services. The recent trend toward consolidation within the investment management and the securities industry has served to increase the size and strength of the Company's competitors. There are relatively few barriers to entry by new investment management firms and the successful efforts of new entrants into its various lines of business, including major banks and insurance companies, have resulted in increased competition.

    Recently enacted federal financial modernization legislation significantly expands the activities permissible for firms affiliated with a U.S. bank. The legislation, among other things, enables U.S. banks and insurance firms to affiliate, facilitates affiliations between U.S. banks and securities firms, and expands the permissible principal investing activities of U.S. banking organizations. This legislation may further accelerate consolidation and increase competition in the financial services industry and will enable banking organizations to compete more effectively across a broad range of activities.

    The Company's competitors are seeking to expand market share in the products and services the Company offers or intends to offer in the future. The financial intermediaries who make available certain of the Company's products also make available numerous competing products, including those sponsored by the firms that employ such financial intermediaries. Many current and potential competitors also have greater name recognition and more extensive bases that could be leveraged, thereby gaining market share to the Company's detriment.

    At December 31, 1999, there were approximately 7,800 registered open-end investment companies of varying sizes and with various investment policies. The shares of such funds are currently being offered to the public both on a load and no-load basis. Competition for sales of mutual fund shares is influenced by advertising and sales promotion efforts, the type and quality of services being offered and investment performance in terms of attaining the stated objectives of the particular funds and the fund yields and total returns.

    The Company also faces intense competition in attracting and retaining qualified employees. The ability to continue to compete effectively in its businesses will depend upon the Company's ability to attract new employees and retain and motivate its existing employees.

REGULATION

    The Company's business and the securities industry in general are subject to extensive regulation in the United States at both the federal and state level, as well as by self-regulatory organizations. The securities and commodities industry is one of the nation's most extensively regulated industries. The Securities and Exchange Commission ("SEC") is responsible for carrying out the federal securities laws and serves as a supervisory body for all investment advisors to mutual funds, as well as for national securities exchanges and associations. The regulation of broker-dealers has, to a large extent, been delegated by the federal securities laws to self-regulatory organizations. These self-regulatory organizations include all the national securities and commodities exchanges and the National Association of Securities Dealers, Inc. ("NASD"). Subject to approval by the SEC and the Commodity Futures Trading Commission ("CFTC"), the self-regulatory organizations adopt rules that govern the industry and conduct periodic examinations of the operations of NB, LLC and NBMI. In addition, these subsidiaries are subject to regulation under the laws of the fifty states, the District of Columbia and certain foreign countries in which they are registered to conduct securities, investment banking, insurance or commodities businesses.

    Both NB, LLC and NBMI are registered as investment advisers with the SEC. As registered advisers, each is subject to the requirements of the Investment Advisers Act and the SEC's regulations thereunder. Such requirements relate to, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and advisory clients, as well as general anti-fraud prohibitions. Moreover, NB, LLC, NBMI and the Funds are subject to the Investment Company Act and the SEC's regulations thereunder. The Investment Company Act regulates the relationship between a mutual fund and its investment advisor and prohibits or severely restricts principal transactions and joint transactions.

    NB, LLC is registered with the CFTC as a commodity pool operator, commodity trading adviser and futures commission merchant. NB, LLC's commodity futures and options activities are also regulated by the National Futures Association. NB, LLC limits its futures and options activities to those permitted by the CFTC to be provided with reduced disclosure and other requirements to certain eligible clients.

    Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales practices, market making and trading among broker-dealers, use and safekeeping of clients' funds and securities, capital structure of securities firms, recordkeeping and the conduct of directors, officers and employees. Violation of applicable regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines and the suspension or expulsion of a firm, its officers or employees.

    As registered broker-dealers, NB, LLC and NBMI are each subject to certain net capital requirements under the Securities Exchange Act of 1934. The net capital requirements, which specify minimum net capital levels for registered broker-dealers, are designed to measure the financial soundness and liquidity of broker-dealers.

    NB, LLC's trust company subsidiaries are supervised by relevant state banking authorities, which regulate such matters as policies and procedures relating to conflicts of interest, account administration and overall governance and supervisory procedures. Neuberger Berman Trust Company is subject to oversight by the New York State Banking Department. Neuberger Berman Trust Company of Delaware is subject to oversight by the State Bank Commissioner of the State of Delaware. Neuberger Berman Trust Company of Florida is subject to oversight by the Comptroller of the Department of Banking and Finance of the State of Florida.

    In addition to being regulated in the United States, the Company's business is subject to regulation by various foreign governments and regulatory bodies. NB, LLC is registered with and subject to regulation by the Ontario Securities Commission, the Alberta Securities Commission and the British Columbia Securities Commission. Foreign regulations govern all aspects of the investment business, including regulatory capital, sales and trading practices, use and safekeeping of client funds and securities, recordkeeping, margin practices and procedures, registration standards, reporting and disclosure. To the extent that the Company or its subsidiaries determine to engage in securities activities in other jurisdictions, such additional regulations may apply.

    Additional legislation and regulations, including those relating to the activities of investment advisers and broker-dealers, changes in rules promulgated by the SEC or other U.S. or foreign regulatory authorities and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules may adversely affect the Company's manner of operation and profitability. The Company's businesses may be materially affected not only by regulations applicable to it as an investment adviser or broker-dealer, but also by regulations of general application.

CLIENT PROTECTION AND INSURANCE

    NB, LLC is a member of the Securities Investor Protection Corporation ("SIPC"). Clients of NB, LLC are protected by SIPC against some losses. SIPC provides protection against lost, stolen or missing securities (except loss in value due to a rise or fall in market prices) for clients in the event of the failure of a broker-dealer. Accounts are protected up to $500,000 per client with a limit of $100,000 for cash balances. In addition to being a member of SIPC, NB, LLC carries excess SIPC insurance coverage, which increases the coverage up to $100 million per client for securities held in their accounts.

NET CAPITAL REQUIREMENTS

    As registered broker-dealers and members of the NYSE and NASD, NB, LLC and NBMI are subject to the SEC's Uniform Net Capital Rule 15c3-1. The Rule specifies the minimum level of net capital a broker-dealer must maintain and also requires that at least a minimum part of its assets be kept in relatively liquid form. The Rule provides that a broker-dealer doing business with the public shall not permit its net capital to be less than the greater of a stated minimum dollar requirement or one-fifteenth of its aggregate indebtedness (the "basic method") or, alternatively, that it not permit its net capital to be less than the greater of a stated minimum dollar requirement or 2% of its aggregate debit items computed in accordance with Rule 15c3-3 (the "alternative method"). As of December 31, 1999, NB, LLC was required to maintain minimum net capital of approximately $23,519,000 and had total excess net capital of approximately $109,833,000. As of December 31, 1999, NBMI was required to maintain minimum net capital of $250,000 and had total excess net capital of approximately $9,462,000.

    In computing net capital under Rule 15c3-1, various adjustments are made to exclude assets not readily convertible into cash and to provide a conservative statement of other assets, such as the inventory of securities. Therefore, a deduction is made against the market value of securities to reflect the possibility of a market decline prior to their disposition. Thus, this Rule imposes financial restrictions upon the Company's business that are more severe than those imposed on concerns in other types of businesses.

    In addition, the SEC, NYSE and NASD impose rules that require notification when net capital falls below certain predefined levels, dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer and limit the ability of a broker-dealer to expand its business volume under certain circumstances. Moreover, the Uniform Net Capital Rule and the NYSE's and NASD's rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC, NYSE and NASD for certain withdrawals of capital, even capital in excess of regulatory requirements. Since NBI's principal assets are its ownership of its broker-dealer subsidiaries, the rules governing net capital and restrictions on capital withdrawals could prevent NBI from meeting its financial obligations on a timely basis.

INTELLECTUAL PROPERTY

    The Company regards its name as material to its business and has made applications for trademark registrations of the name "Neuberger Berman." The Company currently holds trademark registrations of the name "Neuberger & Berman" and trademark registrations relating to the Funds.

EMPLOYEES

    As of December 31, 1999, the Company employed 1,142 people. None of the Company's personnel are covered by a collective bargaining agreement. The Company considers its relations with its personnel to be satisfactory.

ITEM 2.--PROPERTIES

    The Company's executive office is located in leased office space at 605 Third Avenue, New York, New York. The Company has also leased premises at 55 Water Street for its securities clearing operation and at 600 Third Avenue, New York, New York. A growth equity management group operates alongside sales personnel in office space leased in Boston, Massachusetts. In addition, as of December 31, 1999, the Company has leased premises for regional sales offices in Atlanta, Georgia; Chicago, Illinois; Los Angeles and San Francisco, California; Dallas, Texas; Columbia, Maryland; and Miami and West Palm Beach, Florida. Neuberger Berman Trust Company of Delaware leases office space in Wilmington, Delaware. The Company does not own any real property.

ITEM 3.--LEGAL PROCEEDINGS

    In the normal course of business, the Company is subject to various legal proceedings. However, in management's opinion, based on currently available information, there are no legal proceedings pending against the Company or any of its subsidiaries that would have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4.--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

PART II

ITEM 5.-- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    NBI trades its common stock on the New York Stock Exchange ("NYSE") under the symbol "NEU." There were approximately 93 stockholders of record of NBI's common stock at February 1, 2000. The Company estimates there are approximately 2,718 beneficial stockholders whose shares are held in street name. As of December 31, 1999, the closing sales price per share for NBI's common stock was $24.875. The high and low closing sales price per share for NBI's common stock for the fourth quarter ended December 31, 1999, as reported by the NYSE, was $32.00 and $23.75, respectively.

    On November 23, 1999, NBI declared an initial quarterly cash dividend on its common stock of $0.10 per share, payable on January 25, 2000, to stockholders of record at the close of business on January 11, 2000. To the extent that assets are used to meet minimum net capital requirements of NB, LLC and NBMI under Rule 15c3-1 promulgated by the SEC, they are not available for distribution to stockholders as dividends. See "Business--Net Capital Requirements". In addition, the debt covenants related to NB, LLC's subordinated note include certain covenants that limit the percentage by which the aggregate unpaid principal amount of subordinated liabilities exceed total regulatory capital and impose a dollar amount below which total ownership capital cannot fall. These covenants may further restrict NBI's ability to pay dividends to stockholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

ITEM 6.--SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data for the Company for each of the five years ended December 31, should be read in conjunction with the respective consolidated financial statements and related notes thereto, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report. All amounts are in thousands, except per share amounts. Assets under management are stated in millions. Certain prior year amounts have been reclassified to conform with the year ended December 31, 1999 presentation.

                                                                 AS OF AND FOR THE
                                                              YEARS ENDED DECEMBER 31,
                                           --------------------------------------------------------------
                                              1999         1998         1997         1996         1995
                                           ----------   ----------   ----------   ----------   ----------
OPERATING DATA:
  Net revenues after interest expense....  $  563,861   $  571,735   $  502,525   $  416,114   $  340,332
                                           ----------   ----------   ----------   ----------   ----------
  Net income before taxes................  $  123,372   $  294,457   $  273,839   $  210,932   $  174,516
  Tax (benefit) expense..................     (12,195)       9,506        8,857        8,851        7,397
                                           ----------   ----------   ----------   ----------   ----------
  Net income.............................  $  135,567   $  284,951   $  264,982   $  202,081   $  167,119
                                           ==========   ==========   ==========   ==========   ==========

PER SHARE DATA:
  Basic and diluted net income...........  $     3.05   $     6.68   $     6.07   $     4.79   $    11.31
  Cash dividends (1).....................        0.10           --           --           --           --
  Book value.............................        5.00         2.56         2.56         2.56         2.56

BALANCE SHEET DATA:
  Total assets...........................  $3,847,608   $3,829,435   $2,410,213   $2,446,811   $2,019,476
  Principals' capital and stockholders'
    equity...............................     248,802      109,199      159,031      158,000       37,769

ASSETS UNDER MANAGEMENT:                   $   54,399   $   55,587   $   53,511   $   44,360   $   38,324

------------------------

(1) Represents Neuberger Berman Inc's initial quarterly cash dividend.

ITEM 7.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT

    Despite a difficult third quarter, domestic equity markets were strong again in 1999. The S&P 500 closed with a fifth consecutive year of total annual returns in excess of 20%. Smaller stocks also did well, with the Russell 2000 gaining 21.3% for the year. Across the capitalization spectrum, however, growth stocks significantly outperformed value stocks. Technology stocks did exceptionally well in 1999, with the S&P Technology sector appreciating 78.8% and the tech-heavy NASDAQ composite appreciating 85.6%. In addition, the International stock markets generally produced strong returns, with the MSCI Japan index up 61.8% and the emerging markets MSCI EMF index up 66.4%.

    In sharp contrast, fixed income markets declined in 1999, as economic activity around the world accelerated and central banks responded with a series of tightening measures. The benchmark 30 year Treasury bond produced a negative total return of -14%, with the yield rising from 5.1% at the end of 1998 to 6.5% at the end of 1999. This represented the second worst performance for the fixed income markets since World War II.

    The performance of the Company's mutual funds generally improved versus 1998, with all but two of the equity funds outperforming their respective benchmarks. Of particular note was the Millennium Fund, a small-capitalization growth fund, which appreciated 130.5% versus the Russell 2000 Growth Index return of 43.1%, and the International Fund, which appreciated 65.9% versus the EAFE Index return of 25.3%.

    Notwithstanding improved performance, the Company's mutual fund business, which traditionally emphasized a value-style investment program, continued to experience net asset withdrawals in 1999. By contrast, industry statistics highlight that the net inflows into mutual funds during 1999 were concentrated in three categories: large capitalization growth funds, large capitalization index funds and technology funds. The Company believes that the improved performance of its value-style mutual funds, the emerging awareness of the Company as a growth-style mutual fund manager, the introduction in December, 1999 of the Century Fund, a large-cap growth fund, and the planned introduction of a technology fund in May, 2000, taken together, should be favorable over time to the Company's mutual fund business.

GENERAL

    The Company's revenues are recorded in the business segments in which they are earned. Operating expenses include direct expenses, such as employee compensation and benefits, information technology and rent and occupancy, and indirect expenses, such as general and administrative, research, execution and clearance expenses. Direct expenses are charged to the business segment in which they are incurred while indirect expenses are allocated to each business segment based upon various methodologies determined by management.

    The Company derives its revenues primarily from fees for investment advisory and administrative services provided to its private asset management, mutual fund, institutional and wrap fee clients. Investment advisory and administrative fees are generally based on the total market value and composition of assets under management. As a result, fluctuations in financial markets and client asset additions and withdrawals have a direct effect on net revenues and net income. Fees vary with the type of assets managed, with higher fees earned on actively managed equity accounts and lower fees earned on fixed income and cash management accounts.

    As a broker-dealer, the Company earns commission revenue by executing equity securities transactions for private asset management, mutual fund and institutional clients as well as for third parties in professional investor clearing services and research sales transactions. The majority of the Company's commissions are earned from transactions for private asset management clients. Commission revenue may fluctuate based on general market conditions. The Company also earns clearance fees for the execution of securities transactions for various introducing brokers.

    The Company generates additional income by managing cash balances available as a result of its broker-dealer activities. The three principal areas from which net interest income is generated are treasury management (managing overnight cash balances), securities lending activities and from client cash and margin balances. The Company evaluates these activities by focusing on net interest income. Net interest income fluctuates based on general market conditions, prevailing interest rates and the amount of client cash and margin balances.

    The Company's largest operating expense is employee compensation and benefits, the most significant component being variable compensation for portfolio managers and sales personnel, which is based largely on commissions and advisory fees.

    On October 7, 1999, the principals of NB, LLC and the shareholders of NBMI exchanged their ownership interests for 42.7 million shares of NBI. On
October 13, 1999, NBI completed its initial public offering ("IPO"). In that offering, NBI sold 3.0 million shares of common stock and received net proceeds after expenses of approximately $88 million. In connection with the offering, NBI incurred pre-tax reorganization and IPO charges totaling approximately $150.1 million (the "Reorganization and IPO Charges"). The Reorganization and IPO Charges were principally comprised of an initial, irrevocable non-cash contribution of common stock to a defined contribution stock incentive plan of $134.3 million, a cash contribution to the Neuberger Berman Foundation of $10.0 million and severance and other charges of $5.8 million. To allow for a more consistent analysis of expenses, these Reorganization and IPO Charges have not been incorporated in the discussion of operating results for 1999 compared to 1998.

    Prior to its reorganization, the Company's two subsidiaries, NB, LLC and NBMI, were taxed as a partnership and S-Corporation, respectively. As such, the principals of NB, LLC were taxed on their proportionate share of the partnership's taxable income or loss while the shareholders of NBMI were responsible for their own federal income taxes. Effective with the reorganization, the Company became subject to federal, state and local income taxes and will, along with its affiliates, file a consolidated federal income tax return.

RESULTS OF OPERATIONS

    The Company has been segregated into three major business segments: Private Asset Management, Mutual Fund and Institutional and Professional Securities Services. The Private Asset Management segment provides investment management services to high net worth individuals, families and smaller institutions. The Mutual Fund and Institutional segment provides advisory services to mutual funds, institutional clients and wrap fee programs. The Professional Securities Services segment generates additional income by marketing services to third party investment advisers and professional investors. These services include professional investor clearing services, research sales, market maker trading and trust services. Each business segment represents a grouping of financial activities and products with similar characteristics. These segments result in revenues that are recognized in multiple categories contained in the Company's consolidated statements of income. The following tables of selected financial data present the Company's segments in a manner consistent with the way the Company manages its businesses.

                             RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                   PRIVATE        MUTUAL       PROFESSIONAL
                                                    ASSET        FUND AND       SECURITIES
FOR THE YEAR ENDED DECEMBER 31, 1999              MANAGEMENT   INSTITUTIONAL     SERVICES      TOTAL
------------------------------------              ----------   -------------   ------------   --------

Net revenues after interest expense.............   $260,114       $225,516       $78,231      $563,861
Operating expenses..............................     88,596        144,025        57,814       290,435
                                                   --------       --------       -------      --------
Net income before Reorganization and IPO Charges
  and taxes.....................................   $171,518       $ 81,491       $20,417      $273,426
                                                   ========       ========       =======      ========

                                                   PRIVATE        MUTUAL       PROFESSIONAL
                                                    ASSET        FUND AND       SECURITIES
FOR THE YEAR ENDED DECEMBER 31, 1998              MANAGEMENT   INSTITUTIONAL     SERVICES      TOTAL
------------------------------------              ----------   -------------   ------------   --------

Net revenues after interest expense.............   $237,933       $258,344       $75,458      $571,735
Operating expenses..............................     68,381        157,784        51,113       277,278
                                                   --------       --------       -------      --------
Net income before taxes.........................   $169,552       $100,560       $24,345      $294,457
                                                   ========       ========       =======      ========

                                                   PRIVATE        MUTUAL       PROFESSIONAL
                                                    ASSET        FUND AND       SECURITIES
FOR THE YEAR ENDED DECEMBER 31, 1997              MANAGEMENT   INSTITUTIONAL     SERVICES      TOTAL
------------------------------------              ----------   -------------   ------------   --------

Net revenues after interest expense.............   $198,421       $230,852       $73,252      $502,525
Operating expenses..............................     58,942        132,491        37,253       228,686
                                                   --------       --------       -------      --------
Net income before taxes.........................   $139,479       $ 98,361       $35,999      $273,839
                                                   ========       ========       =======      ========

                            ASSETS UNDER MANAGEMENT
                                 (IN MILLIONS)

                                                               PRIVATE        MUTUAL
                                                                ASSET        FUND AND
FOR THE YEAR ENDED DECEMBER 31, 1999                          MANAGEMENT   INSTITUTIONAL    TOTAL
------------------------------------                          ----------   -------------   --------
Assets under management, beginning of year..................   $17,905        $37,682      $55,587
                                                               -------        -------      -------
Net additions (withdrawals).................................       337         (7,661)      (7,324)
Market appreciation.........................................     2,870          3,266        6,136
                                                               -------        -------      -------
  Net increase (decrease)...................................     3,207         (4,395)      (1,188)
                                                               -------        -------      -------
Assets under management, end of year........................   $21,112        $33,287      $54,399
                                                               =======        =======      =======

                                                               PRIVATE        MUTUAL
                                                                ASSET        FUND AND
FOR THE YEAR ENDED DECEMBER 31, 1998                          MANAGEMENT   INSTITUTIONAL    TOTAL
------------------------------------                          ----------   -------------   --------
Assets under management, beginning of year..................   $15,553        $37,958      $53,511
                                                               -------        -------      -------
Net additions (withdrawals).................................        76         (2,173)      (2,097)
Market appreciation.........................................     2,276          1,897        4,173
                                                               -------        -------      -------
  Net increase (decrease)...................................     2,352           (276)       2,076
                                                               -------        -------      -------
Assets under management, end of year........................   $17,905        $37,682      $55,587
                                                               =======        =======      =======

                                                               PRIVATE        MUTUAL
                                                                ASSET        FUND AND
FOR THE YEAR ENDED DECEMBER 31, 1997                          MANAGEMENT   INSTITUTIONAL    TOTAL
------------------------------------                          ----------   -------------   --------
Assets under management, beginning of year..................   $12,050        $32,310      $44,360
                                                               -------        -------      -------
Net withdrawals.............................................      (120)          (139)        (259)
Market appreciation.........................................     3,623          5,787        9,410
                                                               -------        -------      -------
  Net increase..............................................     3,503          5,648        9,151
                                                               -------        -------      -------
Assets under management, end of year........................   $15,553        $37,958      $53,511
                                                               =======        =======      =======

    1999 COMPARED TO 1998. The Company reported net income before Reorganization and IPO Charges and taxes of $273.4 million for the year ended December 31, 1999, representing a decrease of $21.1 million or 7.2%, compared to the year ended December 31, 1998. Net revenues after interest expense were $563.9 million for 1999, a decrease of $7.8 million or 1.4%, compared to 1998. The operating results for 1999 reflect overall increases in net revenues after interest expense in Private Asset Management and Professional Securities Services offset by a larger decrease in Mutual Fund and Institutional. Net asset additions and appreciation in Private Asset Management were more than offset by net asset withdrawals in Mutual Fund and Institutional. Professional Securities Services experienced a reduction in net income before Reorganization and IPO Charges and taxes of $3.9 million for the year ended 1999.

    PRIVATE ASSET MANAGEMENT. Private Asset Management net revenues after interest expense increased 9.3% to $260.1 million for 1999, from $237.9 million for 1998. Investment advisory fees increased 14.4% to $166.5 million for 1999, from $145.6 million in 1998, due to increased average assets under management. In July 1999, a new investment advisory fee schedule was introduced with rates the Company believes will be able to attract and retain more clients in an increasingly competitive environment. In spite of these new rates, which lowered the average commission charge, the introduction of this schedule is not expected to have a material impact on future results of operations. Commissions increased 0.4% to $90.1 million for 1999, from $89.7 million during 1998. Net interest income increased 34.6% to $3.5 million for 1999, from $2.6 million in 1998, due primarily to higher client margin balances.

    MUTUAL FUND AND INSTITUTIONAL. Mutual Fund and Institutional net revenues after interest expense decreased 12.7% to $225.5 million for 1999, from $258.3 million for 1998. Investment advisory and administrative fees decreased 12.5% to $202.8 million for 1999, from $231.8 million in 1998, due to a reduction in average assets under management resulting from net asset withdrawals. Commissions decreased $3.9 million or 15.4%, primarily due to decreased share volume in the mutual fund business.

    PROFESSIONAL SECURITIES SERVICES. Professional Securities Services net revenues after interest expense increased 3.6% to $78.2 million for 1999, from $75.5 million for 1998. Principal transactions in securities increased 57.1% to $9.9 million for 1999, from $6.3 million in 1998, as a result of strong market maker trading. Clearance fees increased 22.0% to $11.1 million for 1999, from $9.1 million during 1998, due to increased market activity. Net interest income decreased 8.8% to $22.7 million for 1999, primarily due to a combination of lower client margin balances and higher interest charges associated with the subordinated liabilities, which combined were outstanding twelve months in 1999, versus four months in 1998. The reduction in net interest income was partially offset by decreased financing costs in the fourth quarter of 1999, related to available proceeds from the IPO.

    OPERATING EXPENSES. Total operating expenses were $290.4 million in 1999, an increase of $13.1 million or 4.7%, compared to 1998. Employee compensation and benefits increased to $185.4 million for 1999, up $12.0 million or 6.9%, from $173.4 million for 1998. As a result of the reorganization, principals who previously received distributions of capital are now compensated as employees. This resulted in a $14.8 million increase in employee compensation and benefits in the fourth quarter of 1999. Additionally, there was increased headcount in information services, marketing and trust services. These increases were partially offset by a decrease in mutual fund portfolio manager compensation, consistent with the trend of decreased investment advisory and administrative fees. Information technology increased to $19.2 million for 1999, up
$3.6 million or 23.1%, from $15.6 million for 1998, due primarily to increases in software licenses and maintenance agreements, telecommunication and market data services. The Company is also developing web based strategies and programs to meet the needs of its clients across all three operating segments. The Company expects that these initiatives will continue to have an impact on its results of operations for year 2000 and beyond. Rent and occupancy increased to $15.3 million for 1999, up $3.1 million or 25.4%, from $12.2 million for 1998, primarily due to additional office space necessary to accommodate increased staffing levels. Advertising and sales promotion decreased to $9.3 million for 1999, down $5.4 million or 36.7%, from $14.7 million for 1998. This was primarily due to reduced expenditures on media advertising and other promotional activities of $7.8 million in Mutual Fund and Institutional, partially offset by a new $1.5 million print campaign for Private Asset Management which was designed to increase name recognition. Distribution and fund administration costs decreased to $10.4 million for 1999, down $2.0 million or 16.1%, from $12.4 million for 1998, due to a reduction of average mutual fund assets under management which have a direct effect on payments to third parties. Professional fees decreased to $9.3 million for 1999, down $2.3 million or 19.8%, from $11.6 million for 1998, due primarily to a net decrease in legal and professional fees incurred in conjunction with the proposed initial public offering in 1998, which was partially offset by increased consulting expenses for various technology initiatives. Depreciation and amortization increased to $10.5 million for 1999, up $1.8 million or 20.7%, from $8.7 million for 1998, due primarily to leasehold and information technology write-offs and increased depreciation resulting from new capital expenditures on telecommunication and technology related equipment. Other expenses increased to $21.1 million for 1999, up $2.7 million or 14.7%, from $18.4 million for 1998, due primarily to increases in office expenses and travel and entertainment.

    TAXES. There was a net tax benefit of $12.2 million in 1999, a decrease in taxes of $21.7 million compared to 1998. The 1999 tax benefit consisted of a $48.4 million net deferred tax benefit primarily attributable to the Reorganization and IPO Charges offset by current taxes of $36.2 million (which includes $15.0 million of federal taxes and $21.2 million of state and local taxes). The Company's effective tax rate after the IPO was 43.3%.

    1998 COMPARED TO 1997. The Company reported net income before taxes of $294.5 million for the year ended December 31, 1998, representing an increase of $20.7 million or 7.6%, compared to the year ended December 31, 1997. Net revenues after interest expense were $571.7 million for 1998, an increase of $69.2 million or 13.8%, compared to 1997.

    PRIVATE ASSET MANAGEMENT. Private Asset Management net revenues after interest expense increased 19.9% to $237.9 million for 1998, from $198.4 million for 1997. Investment advisory fees increased 24.7% to $145.6 million for 1998, from $116.8 million for 1997, due to increased average assets under management. Commissions increased 14.3% to $89.7 million for 1998, from $78.5 million for 1997, due to the increased volume of equity securities transactions.

    MUTUAL FUND AND INSTITUTIONAL. Mutual Fund and Institutional net revenues after interest expense increased 11.9% to $258.3 million for 1998, from $230.9 million for 1997. Mutual Fund and Institutional investment advisory and administrative fees increased 10.2% to $231.8 million for 1998, from $210.4 million for 1997. Mutual Fund investment advisory and administrative fees increased $24.5 million due to higher average assets under management, which peaked in the second quarter of 1998, notwithstanding net asset withdrawals in the second half of 1998. This was partially offset by a decrease of $3.1 million in Institutional investment advisory and administrative fees, due to a reduction in average assets under management. Commissions increased 32.3% or $6.2 million, primarily from increased transactions in the mutual fund business.

    PROFESSIONAL SECURITIES SERVICES. Professional Securities Services net revenues after interest expense increased 3.0% to $75.5 million for 1998, from $73.3 million for 1997. Commission income increased 13.6% or $3.7 million, primarily from increases in professional investor clearing services and research sales activities of $2.8 million and $0.8 million, respectively. Net interest income decreased 6.4% to $24.9 million for 1998, primarily due to interest expense on a subordinated liability that was entered into during September, 1998. Clearance fees rose 9.6% or $0.8 million, due to increased market activity.

    OPERATING EXPENSES. Total operating expenses were $277.3 million in 1998, an increase of $48.6 million or 21.3%, compared to 1997. Employee compensation and benefits increased to $173.4 million for 1998, up $25.1 million or 16.9%, due to the hiring of new portfolio managers, sales professionals and increased headcount in information services and marketing. Professional fees increased to $11.6 million for 1998, up $6.4 million or 123.1%, due to higher investment technology expenditures including Year 2000 related initiatives, the development and implementation of a new client accounting system and increased legal and professional fees resulting from a proposed initial public offering that was subsequently withdrawn. Distribution and fund administration expenses increased to $12.4 million for 1998, up $2.4 million or 24.0%, as a direct result of increased average mutual fund assets under management. Rent and occupancy expenses increased to $12.2 million for 1998, up $2.3 million or 23.2%, reflecting additional office space necessary to accommodate increased staffing levels and new regional offices, as well as a new facility for the New York securities clearing operation. Depreciation and amortization increased to $8.7 million for 1998, up $2.3 million or 35.9%, primarily due to leasehold writeoffs and increased depreciation from new capital expenditures on technology related equipment. Other expenses increased to $18.4 million for 1998, up
$8.6 million or 87.8%, primarily due to increased travel and entertainment expenses consistent with the hiring of new sales professionals and increased office expenses.

    TAXES. Total tax expense, which included unincorporated business taxes and state and local taxes, was $9.5 million in 1998, an increase of $0.6 million or 6.7%, compared to 1997.

PRO FORMA OPERATING RESULTS

    The following table sets forth the Company's pro forma condensed consolidated statements of income for the years ended December 31, 1999 and 1998.

                                                 FOR THE YEAR ENDED                          FOR THE YEAR ENDED
                                                  DECEMBER 31, 1999                           DECEMBER 31, 1998
                                       ---------------------------------------      -------------------------------------
                                                     PRO FORMA                                    PRO FORMA
                                       HISTORICAL   ADJUSTMENTS      PRO FORMA      HISTORICAL   ADJUSTMENTS    PRO FORMA
                                       ----------   -----------      ---------      ----------   -----------    ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
Investment advisory and
  administrative fees.....             $ 370,383     $               $ 370,383      $ 378,839     $             $ 378,839
Commissions...............               142,082                       142,082        145,969                     145,969
Interest..................               160,022                       160,022        164,782                     164,782
Principal transactions in
  securities..............                10,003                        10,003          6,324                       6,324
Clearance fees............                11,081                        11,081          9,146                       9,146
Other income..............                 4,059                         4,059          4,004                       4,004
                                       ---------     ---------       ---------      ---------     ---------     ---------
  GROSS REVENUES..........               697,630                       697,630        709,064                     709,064
Interest expense..........               133,769        (3,237)(A)     130,532        137,329        (2,701)(A)   134,628
                                       ---------     ---------       ---------      ---------     ---------     ---------
  NET REVENUES AFTER
    INTEREST EXPENSE......               563,861         3,237         567,098        571,735         2,701       574,436
                                       ---------     ---------       ---------      ---------     ---------     ---------
OPERATING EXPENSES:
Employee compensation and
  benefits................               325,310      (139,907)(E)     229,560        173,379        39,504 (B)   212,883
                                                        44,157 (B)
Information technology....                19,172                        19,172         15,634                      15,634
Rent and occupancy........                15,313                        15,313         12,182                      12,182
Brokerage, clearing and
  exchange fees...........                10,164                        10,164         10,245                      10,245
Advertising and sales
  promotion...............                 9,259                         9,259         14,707                      14,707
Distribution and fund
  administration..........                10,386                        10,386         12,433                      12,433
Professional fees.........                 9,276                         9,276         11,550                      11,550
Depreciation and
  amortization............                10,532                        10,532          8,716                       8,716
Other expenses............                31,077       (10,146)(E)      20,931         18,432                      18,432
                                       ---------     ---------       ---------      ---------     ---------     ---------
  TOTAL OPERATING
    EXPENSES..............               440,489      (105,896)        334,593        277,278        39,504       316,782
                                       ---------     ---------       ---------      ---------     ---------     ---------
  NET INCOME BEFORE
    TAXES.................               123,372       109,133         232,505        294,457       (36,803)      257,654
Tax (benefit) expense.....               (12,195)       61,000 (C)     100,675          9,506       102,058 (C)   111,564
                                                        51,870 (E)
                                       ---------     ---------       ---------      ---------     ---------     ---------
  NET INCOME..............             $ 135,567     $  (3,737)      $ 131,830      $ 284,951     $(138,861)    $ 146,090
                                       =========     =========       =========      =========     =========     =========
NET INCOME PER COMMON
  SHARE
  Basic and diluted:
    Net income per
      share...............             $    3.05                     $    2.64(D)   $    6.68                   $    2.92(D)
                                       =========                     =========      =========                   =========
    Weighted average
      common shares
      outstanding.........                44,410                        49,998         42,663                      50,022
                                       =========                     =========      =========                   =========

SEE ACCOMPANYING NOTES TO PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME.

BASIS OF PRESENTATION

    The pro forma condensed consolidated statements of income were prepared as if the Company's reorganization and related transactions had taken place at the beginning of each respective year presented. These pro forma condensed consolidated statements of income are not necessarily indicative of the results that would have been achieved had the pro forma adjustments occurred on these dates or that may be achieved in the future.

    These pro forma condensed consolidated statements of income and notes should be read in conjunction with the pro forma combined statements of income and the related notes included in the Company's prospectus dated October 6, 1999.

NOTES TO PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(a) Reflects decrease in interest expense related to the use of proceeds to repay a portion of the NB Associates subordinated liability and other short-term borrowings. In addition, the amount reflects the change in interest expense related to the refinancing of the remaining portion of the NB Associates subordinated liability.

(b) Because Neuberger Berman had operated as a partnership, there was no actual historical measure of the compensation and benefits that would have been paid, in corporate form, to the principals for services rendered in fiscal 1998 and for the period ended October 7, 1999. Accordingly, this adjustment is made to reflect compensation amounts, based on the new employment agreements for principals, which became effective on October 8, 1999. The pro forma adjustment for principals' compensation and benefits for the year ended December 31, 1998, and the period ended October 7, 1999, has been determined as if the new employment agreements had been in place during these periods, and, for principals whose compensation is formula based, by applying the formula to actual results for the periods, and, for other principals, based upon the approved compensation arrangement established pursuant to their agreements.

(c) Reflects a provision for federal, state and local taxes in corporate form at an effective rate of approximately 43% and reverses actual unincorporated business tax and state and local taxes.

(d) Pro forma basic and diluted earnings per share were calculated by dividing pro forma net income by weighted average pro forma common shares outstanding.

(e) Reverses Reorganization and IPO Charges of $150.1 million and the related tax benefit of $51.9 million.

    Certain prior year amounts have been reclassified to conform with the current years' financial statement presentation.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's investment advisory business does not require it to maintain significant capital balances. However, as a result of the Company's broker-dealer activities, its statements of financial condition include higher levels of assets and liabilities than is typical for an investment adviser of its size. The Company's broker-dealer activities provide financing, trade execution, clearing and custody services for clients of the Private Asset Management, Mutual Fund and Institutional and Professional Securities Services segments.

    The Company's financial condition is highly liquid with the significant majority of its assets readily convertible to cash. Receivables from and payables to brokers, dealers and clearing organizations represent either current open transactions that settle within a few days or the activity of securities lending that is collateralized and normally can be closed out within a few days. Receivables from and payables to clients arise in the normal course of business in connection with cash and margin securities transactions. Client receivables are secured by securities held as collateral.

    It is the Company's policy to continuously monitor and evaluate the adequacy of its capital. The Company has consistently maintained net capital in excess of the regulatory requirements prescribed by the SEC and other regulatory authorities. At December 31, 1999, the Company's regulatory net capital exceeded the minimum requirement by approximately $119 million. The SEC net capital rule imposes financial restrictions which are more severe than those imposed on most other businesses. In addition, the debt covenants related to NB, LLC's subordinated note include certain covenants that limit the percentage by which the aggregate unpaid principal amount of subordinated liabilities exceed total regulatory capital and impose a dollar amount below which total ownership equity cannot fall. The Company believes that its cash flow from operations and existing committed and uncommitted lines of credit, as well as the net proceeds from its IPO, will be more than adequate to meet its anticipated capital requirements and debt and other obligations as they come due.

    On October 28, 1999, the Company's Board of Directors authorized a discretionary repurchase of up to $50 million of the Company's common stock. The authorization stated that purchases may be made from time to time in the open market and in negotiated transactions, subject to market conditions. As of December 31, 1999, 305,700 shares had been repurchased for approximately
$8.1 million. The source of the funds for these purchases was internally generated.

    On November 23, 1999, the Company's Board of Directors declared an initial quarterly cash dividend on its common stock in the amount of $0.10 per share totaling approximately $5.0 million. The dividend was paid on January 25, 2000, to stockholders of record at the close of business on January 11, 2000.

YEAR 2000

    The Company has dedicated resources over the past several years to address the potential hardware, software and other computer and technology issues and related concerns associated with the transition to the Year 2000. In conjunction with the project, the Company confirmed that its key vendors, financial intermediaries and trading counterparties took similar measures. As a result of those efforts, the Company has not experienced any material disruptions to its operations or mission critical systems in connection with, or following, the transition to the Year 2000. The Company's Year 2000 costs were approximately $4.0 million through December 31, 1999, and it does not expect to incur any material costs during the year 2000.

LOOKING AHEAD

    During the year ending December 31, 2000, the Company intends to carry on its strategic plan to grow its asset management business. The Company plans to continue to take advantage of the growth opportunities in the high net worth market by expanding its national sales force and number of regional sales offices and by aggressively pursuing additional investment management teams. In addition to adding investment management teams, the Company will evaluate strategic acquisitions of, or joint ventures with, companies that would add new product and services offerings, investment capabilities or distribution channels for its clients.

ITEM 7A.--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    A significant portion of the Company's revenues is based upon the market value of assets under management. Accordingly, a decline in the prices of securities generally, or client withdrawals of assets under management, may cause the Company's revenues and income to decline.

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

    Equity price risk generally means the risk of loss that may result from the potential change in the value of a financial instrument as a result of absolute and relative price movements, price volatility or changes in liquidity, over which the Company has no control. The Company's market making activities expose its capital to potential equity price risk. To mitigate this risk, strict limits are imposed on both the trading desk and individual traders. In addition, the Company's monthly average net long position for its market making activities were $1.4 million during the year ended December 31, 1998 and $2.0 million during the year ended December 31, 1999.

ITEM 8.--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEUBERGER BERMAN INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................     24

Consolidated Financial Statements and Notes

  Consolidated Statements of Financial Condition--December
    31, 1999 and 1998.......................................     25

  Consolidated Statements of Income--Years Ended December
    31, 1999, 1998 and 1997.................................     26

  Consolidated Statements of Changes in Principals' Capital
    and Stockholders' Equity--Years Ended December 31, 1997,
    1998 and 1999...........................................     27

  Consolidated Statements of Cash Flows--Years Ended
    December 31, 1999, 1998 and 1997........................     28

  Notes to Consolidated Financial Statements................     30

Schedule I--Condensed Financial Statements of the Registrant
  Parent and Notes

  Statement of Financial Condition--December 31, 1999.......     41

  Statement of Operations--For the Period October 8, 1999
    through December 31, 1999...............................     42

  Statement of Cash Flows--For the Period October 8, 1999
    through December 31, 1999...............................     43

  Notes to Condensed Financial Statements...................     45

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Neuberger Berman Inc.:

    We have audited the accompanying consolidated statements of financial condition of Neuberger Berman Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in principals' capital and stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neuberger Berman Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The condensed financial statements of the registrant parent and notes contained in Schedule I are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Arthur Andersen LLP
New York, New York
February 18, 2000

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
ASSETS

Cash and cash equivalents...................................  $   91,010   $   50,383
Cash and securities segregated for the exclusive benefit of
  clients...................................................     777,341      657,278
Cash and securities deposited with clearing organizations...       3,910        3,591
Securities purchased under agreements to resell.............     530,300      496,769
Receivable from brokers, dealers and clearing
  organizations.............................................   1,873,259    2,223,870
Receivable from clients.....................................     432,814      326,235
Securities owned, at market value...........................      20,266       12,189
Fees receivable.............................................      23,149       26,810
Furniture, equipment and leasehold improvements, at cost,
  net of accumulated depreciation and amortization of
  $16,195 and $19,169 at December 31, 1999 and 1998,
  respectively..............................................      32,192       25,194
Other assets................................................      63,367        7,116
                                                              ----------   ----------
    Total assets............................................  $3,847,608   $3,829,435
                                                              ==========   ==========

LIABILITIES, PRINCIPALS' CAPITAL AND STOCKHOLDERS' EQUITY

Liabilities:
  Bank loans................................................  $       --   $   25,000
  Securities sold under agreements to repurchase............     531,762      488,159
  Payable to brokers, dealers and clearing organizations....   1,017,483    1,368,971
  Payable to clients........................................   1,871,323    1,624,894
  Securities sold but not yet purchased, at market value....      34,172       50,410
  Other liabilities and accrued expenses....................     109,066       59,138
  Payable to principals.....................................          --       53,664
                                                              ----------   ----------
                                                               3,563,806    3,670,236
                                                              ----------   ----------
  Subordinated liabilities..................................      35,000       50,000
                                                              ----------   ----------
Commitments and contingencies

Principals' capital and stockholders' equity:
  Principals' capital.......................................          --      100,000
  Common stock, $.01 par value of Neuberger Berman
    Management Inc.;
    34,484 shares authorized; 12,668 shares issued at
    December 31, 1998.......................................          --           --
  Preferred stock, $.01 par value of Neuberger Berman Inc.;
    5,000,000 shares authorized; none issued at
    December 31, 1999.......................................          --           --
  Common stock, $.01 par value of Neuberger Berman Inc.;
    250,000,000 shares authorized; 50,021,920 shares issued
    at December 31, 1999....................................         500           --
  Paid-in capital...........................................     331,077        2,876
  Retained (deficit) earnings...............................     (74,701)       6,323
                                                              ----------   ----------
                                                                 256,876      109,199
  Less treasury stock, at cost, 305,700 shares at
    December 31, 1999.......................................      (8,074)          --
                                                              ----------   ----------
    Total principals' capital and stockholders' equity......     248,802      109,199
                                                              ----------   ----------
    Total liabilities, principals' capital and stockholders'
      equity................................................  $3,847,608   $3,829,435
                                                              ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
REVENUES:
Investment advisory and administrative fees.................  $370,383    $378,839    $327,898
Commissions.................................................   142,082     145,969     124,911
Interest....................................................   160,022     164,782     154,280
Principal transactions in securities........................    10,003       6,324       7,838
Clearance fees..............................................    11,081       9,146       8,332
Other income................................................     4,059       4,004       3,796
                                                              --------    --------    --------
  GROSS REVENUES............................................   697,630     709,064     627,055
Interest expense............................................   133,769     137,329     124,530
                                                              --------    --------    --------
  NET REVENUES AFTER INTEREST EXPENSE.......................   563,861     571,735     502,525
                                                              --------    --------    --------

OPERATING EXPENSES:
Employee compensation and benefits..........................   325,310     173,379     148,301
Information technology......................................    19,172      15,634      13,642
Rent and occupancy..........................................    15,313      12,182       9,882
Brokerage, clearing and exchange fees.......................    10,164      10,245      12,727
Advertising and sales promotion.............................     9,259      14,707      12,659
Distribution and fund administration........................    10,386      12,433      10,031
Professional fees...........................................     9,276      11,550       5,165
Depreciation and amortization...............................    10,532       8,716       6,445
Other expenses..............................................    31,077      18,432       9,834
                                                              --------    --------    --------
  TOTAL OPERATING EXPENSES..................................   440,489     277,278     228,686
                                                              --------    --------    --------
  NET INCOME BEFORE TAXES...................................   123,372     294,457     273,839
Tax (benefit) expense.......................................   (12,195)      9,506       8,857
                                                              --------    --------    --------
  NET INCOME................................................  $135,567    $284,951    $264,982
                                                              ========    ========    ========

NET INCOME PER COMMON SHARE
  Basic and diluted:
    Net income per share....................................  $   3.05    $   6.68    $   6.07
                                                              ========    ========    ========
    Weighted average common shares outstanding..............    44,410      42,663      43,665
                                                              ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN PRINCIPALS' CAPITAL AND
                              STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                          FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                                  --------------------------------------------------------------------
                                                                                      RETAINED
                                                  PRINCIPALS'    COMMON    PAID-IN    (DEFICIT)   TREASURY
                                                    CAPITAL      STOCK     CAPITAL    EARNINGS     STOCK       TOTAL
                                                  -----------   --------   --------   ---------   --------   ---------
BEGINNING BALANCE, DECEMBER 31, 1996............   $ 150,000      $ --     $    742   $  7,258    $    --    $ 158,000
  Capital contributions.........................       9,196        --           --         --         --        9,196
  Capital withdrawals...........................      (9,196)       --           --         --         --       (9,196)
  Capital distributions.........................    (230,639)       --           --         --         --     (230,639)
  Issuances of common stock--
    Neuberger Berman Management Inc.............          --        --        2,000         --         --        2,000
  Dividends -- Neuberger Berman Management
    Inc.........................................          --        --           --    (35,312)        --      (35,312)
  Net income....................................     230,639        --           --     34,343         --      264,982
                                                   ---------      ----     --------   --------    -------    ---------
ENDING BALANCE, DECEMBER 31, 1997...............     150,000        --        2,742      6,289         --      159,031
  Capital contributions.........................      12,660        --           --         --         --       12,660
  Capital withdrawals...........................     (62,660)       --           --         --         --      (62,660)
  Capital distributions.........................    (247,509)       --           --         --         --     (247,509)
  Issuance of common stock--
    Neuberger Berman Management Inc.............          --        --          134         --         --          134
  Dividends--Neuberger Berman Management Inc....          --        --           --    (37,408)        --      (37,408)
  Net income....................................     247,509        --           --     37,442         --      284,951
                                                   ---------      ----     --------   --------    -------    ---------
ENDING BALANCE, DECEMBER 31, 1998...............     100,000        --        2,876      6,323         --      109,199
  Capital contributions.........................         525        --           --         --         --          525
  Capital withdrawals...........................        (525)       --           --         --         --         (525)
  Capital distributions.........................    (182,375)       --           --         --         --     (182,375)
  Dividends--Neuberger Berman Management Inc....          --        --           --    (22,679)        --      (22,679)
  Acquisition of treasury stock--
    Neuberger Berman Management Inc.............          --        --           --         --       (134)        (134)
  Net income (1/1/99-10/7/99)...................     182,375        --           --     22,931         --      205,306
                                                   ---------      ----     --------   --------    -------    ---------
  Total before reorganization...................     100,000        --        2,876      6,575       (134)     109,317
  Exchange of principal interests for common
    stock of Neuberger Berman Inc...............    (100,000)      427       99,573         --         --           --
  Exchange of corporate interests for common
    stock of Neuberger Berman Inc...............          --        --        6,441     (6,575)       134           --
                                                   ---------      ----     --------   --------    -------    ---------
  Total after reorganization (10/8/99)..........          --       427      108,890         --         --      109,317
  Issuance of common stock to public............          --        30       87,903         --         --       87,933
  Issuance of common stock to defined
    contribution stock incentive plan...........          --        43      134,284         --         --      134,327
  Dividends.....................................          --        --           --     (4,962)        --       (4,962)
  Acquisition of treasury stock.................          --        --           --         --     (8,074)      (8,074)
  Net loss (10/8/99-12/31/99)...................          --        --           --    (69,739)        --      (69,739)
                                                   ---------      ----     --------   --------    -------    ---------
ENDING BALANCE, DECEMBER 31, 1999...............   $      --      $500     $331,077   $(74,701)   $(8,074)   $ 248,802
                                                   =========      ====     ========   ========    =======    =========

   The accompanying notes are an integral part of the consolidated financial statements.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1999         1998         1997
                                                              ---------   -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 135,567   $   284,951   $ 264,982
Adjustments to reconcile net income to net cash provided by
  operating activities--
  Depreciation and amortization.............................     10,532         8,716       6,445
  Contribution to defined contribution stock incentive
    plan....................................................    134,327            --          --
  Deferred tax benefit......................................    (48,427)           --          --
(Increase) decrease in operating assets--
  Cash and securities segregated for the exclusive benefit
    of clients..............................................   (120,063)     (437,216)    (88,058)
  Cash and securities deposited with clearing
    organizations...........................................       (319)           37        (473)
  Securities purchased under agreements to resell...........    (33,531)     (212,334)   (208,171)
  Receivable from brokers, dealers and clearing
    organizations...........................................    350,611    (1,038,151)    457,950
  Receivable from clients...................................   (106,579)      213,392     (71,079)
  Securities owned, at market value.........................     (8,077)       (2,087)     (6,220)
  Fees receivable...........................................      3,661         3,041     (10,753)
  Other assets..............................................     (7,825)        4,204       5,581
Increase (decrease) in operating liabilities--
  Bank loans................................................    (25,000)       15,000     (29,000)
  Securities sold under agreements to repurchase............     43,603       198,743     219,153
  Payable to brokers, dealers and clearing organizations....   (351,488)      786,576    (179,628)
  Payable to clients........................................    246,429       406,145     (77,973)
  Securities sold but not yet purchased, at market value....    (16,238)       12,314      (3,993)
  Other liabilities and accrued expenses....................     44,967        12,382       7,567
                                                              ---------   -----------   ---------
    Net cash provided by operating activities...............    252,150       255,713     286,330
                                                              ---------   -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITY:
  Payments for purchases of furniture, equipment and
    leasehold improvements..................................    (17,530)      (11,887)     (9,531)
                                                              ---------   -----------   ---------
    Cash used in investing activity.........................    (17,530)      (11,887)     (9,531)
                                                              ---------   -----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of subordinated liability.......................    (50,000)           --          --
  Proceeds from subordinated liabilities....................     35,000        50,000          --
  Proceeds from capital contributions.......................        525        12,660       9,196
  Payments for capital withdrawals..........................       (525)      (62,660)     (9,196)
  Payments for capital distributions........................   (236,039)     (246,099)   (216,732)
  Issuance of common stock--Neuberger Berman Management
    Inc. ...................................................         --           134       2,000
  Issuance of common stock--Neuberger Berman Inc. ..........     87,933            --          --
  Payments for dividends--Neuberger Berman Management
    Inc. ...................................................    (22,679)      (50,924)    (22,974)
  Purchase of treasury stock--Neuberger Berman Management
    Inc. ...................................................       (134)           --          --
  Purchase of treasury stock--Neuberger Berman Inc. ........     (8,074)           --          --
                                                              ---------   -----------   ---------
    Net cash used in financing activities...................   (193,993)     (296,889)   (237,706)
                                                              ---------   -----------   ---------
    Net increase (decrease) in cash and cash equivalents....     40,627       (53,063)     39,093

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................     50,383       103,446      64,353
                                                              ---------   -----------   ---------

CASH AND CASH EQUIVALENTS, END OF YEAR......................  $  91,010   $    50,383   $ 103,446
                                                              =========   ===========   =========

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest payments totaled $132,842, $137,499 and $128,220 during the years ended December 31, 1999, 1998 and 1997, respectively.

    Tax payments totaled $7,621, $3,450 and $9,277 during the years ended December 31, 1999, 1998 and 1997, respectively.

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING AND FINANCING ACTIVITIES:

    On October 7, 1999, the principals of Neuberger Berman, LLC and the shareholders of Neuberger Berman Management Inc. exchanged their ownership interests for common stock of Neuberger Berman Inc. with a carrying value of $109,317.

    In connection with Neuberger Berman Inc.'s initial public offering, an initial, irrevocable non-cash contribution of 4,264,344 shares of its common stock was made to a defined contribution stock incentive plan. The non-cash expense associated with the contribution totaled $134,327 and was recognized on the date it was funded, in accordance with Statement of Financial Accounting Standards No. 87. Neuberger Berman Inc. recorded a deferred tax benefit of $46,262 related to the contribution.

    On November 23, 1999, Neuberger Berman Inc. declared an initial quarterly cash dividend on its common stock in the amount of $0.10 per share. The dividend will be payable on January 25, 2000, to stockholders of record at the close of business on January 11, 2000.

    On December 27, 1999, Neuberger Berman Inc. made a cash contribution of $10,000 to the Neuberger Berman Foundation. In connection with the cash contribution, Neuberger Berman Inc. recorded a deferred tax benefit of $2,165.

   The accompanying notes are an integral part of the consolidated financial statements.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

    Neuberger Berman Inc. ("NBI") was organized as a Delaware corporation on August 13, 1998. NBI was formed to be a holding company for Neuberger Berman, LLC ("NB, LLC") and Neuberger Berman Management Inc. ("NBMI") and to allow for the issuance of common stock. On October 7, 1999, the principals of NB, LLC and the shareholders of NBMI exchanged their ownership interests for shares of NBI and on October 13, 1999, NBI completed its initial public offering. Accordingly, these entities will be consolidated pursuant to reorganization accounting. In connection with its reorganization and initial public offering, NBI incurred pre-tax charges totaling approximately $150,054,000 (the "Reorganization and IPO Charges"). The Reorganization and IPO Charges are primarily comprised of an initial, irrevocable non-cash contribution of common stock to a defined contribution stock incentive plan, a cash contribution to the Neuberger Berman Foundation and severance and other payments.

    The consolidated financial statements include the accounts of NBI and its subsidiaries. NBI's wholly owned subsidiaries are NB, LLC, a Delaware limited liability company, and its subsidiaries, and NBMI, a New York corporation (collectively, the "Company"). NB, LLC's wholly owned subsidiaries are Neuberger Berman Trust Company, a non-depository trust company chartered under the New York Banking Law, Neuberger Berman Trust Company of Delaware, a non-depository limited purpose trust company chartered under the Delaware Banking Code, Neuberger Berman Trust Company of Florida, a Florida corporation authorized to engage in trust business chartered under the Florida Banking Law, and Neuberger & Berman Agency Inc., a New York corporation. Material intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements do not include the financial condition and results of operations of NB Associates, LLC ("Associates"), a Delaware limited liability company, which was commonly owned by the principals and was established to make a subordinated loan to the Company.

    The Company is a registered investment adviser providing investment management services to high net worth clients, mutual funds, and institutional clients. As a registered investment adviser, the Company manages equity, fixed income, balanced, socially responsive, and international portfolios for individuals, families, endowments, foundations, trusts and employee benefit plans. In addition, the Company advises the Neuberger Berman family of funds. As a registered broker-dealer, the Company executes securities transactions for its clients and others and provides prime brokerage and correspondent clearing services to other firms.

2.  SIGNIFICANT ACCOUNTING POLICIES

    The consolidated financial statements are prepared in accordance with generally accepted accounting principles. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Management does not believe that actual results will differ materially from these estimates.

    Securities owned and securities sold but not yet purchased are valued at market. Principal transactions in securities and the related revenues and expenses are recorded on a trade date basis. Client transactions in securities and the related commission income are recorded on a settlement date basis, which is not materially different from trade date.

    For purposes of the consolidated statements of financial condition, the Company considers all investments in money market funds to be cash equivalents.

    The majority of investment advisory fees earned from high net worth and institutional clients are charged or billed to accounts quarterly based upon the account's net asset value at the beginning of a

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) quarter. Investment advisory and administrative fees earned from the Company's mutual fund business (the "Funds") are charged monthly to the Funds based upon average daily net assets under management.

    The Company has changed its depreciation method for furniture and equipment from various accelerated methods to the straight-line method of depreciation. As a result, furniture and equipment are depreciated using the straight-line method over their estimated useful lives. The impact of this change in accounting principle did not have a material effect on the Company's consolidated financial statements. Leasehold improvements are amortized using the straight-line method over the lesser of the economic life of the improvement or the life of the lease.

    Securities purchased and sold under agreements to resell and repurchase, respectively, as well as securities borrowed and loaned for which cash is deposited or received, are treated as collateralized financing transactions and are recorded at contract amount.

    The Company continues to report assets as owned when they are pledged as collateral in secured financing arrangements and the secured party cannot sell or repledge the assets or the Company can substitute collateral or otherwise redeem it on short notice. The Company continues not to report securities received as collateral in secured financing arrangements because the debtor typically has the right to substitute or redeem the collateral on short notice.

    Net income per common share is computed using the weighted average number of shares of common stock outstanding. For purposes of determining weighted average shares outstanding for the periods prior to the Company's reorganization, the outstanding shares were determined based upon the conversion ratio to effect the exchange of principals' capital and stockholders' equity for common stock. Pro rata distribution of earnings and capital to the principals were not considered to effect outstanding shares. The Company did not have any common stock equivalents for the computation of diluted earnings per common share.

    In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized and when they should be expensed. SOP 98-1 has been implemented by the Company in 1999. The adoption of SOP 98-1 did not have a material impact on the Company's consolidated financial statements.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. SFAS No. 133 is effective prospectively on January 1, 2001, for calendar year companies. The impact of the provisions of SFAS No. 133 is not anticipated to have a material impact on the Company's consolidated financial statements.

    Certain prior year amounts have been reclassified to conform with the December 31, 1999, presentation.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

3.  RECEIVABLE FROM AND PAYABLE TO CLIENTS

    Receivable from and payable to clients represent amounts due from or to clients of the Company in connection with cash and margin securities transactions. Amounts receivable are collateralized by clients' securities held by NB, LLC and by others for delivery to NB, LLC, the value of which is not reflected in the accompanying consolidated financial statements.

4.  RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

    As of December 31, 1999 and 1998, amounts receivable from and payable to brokers, dealers and clearing organizations include approximately
$1,848 million and $2,203 million of securities borrowed and approximately $983 million and $1,347 million of securities loaned, respectively.

5.  BANK LOANS

    Bank loans represent unsecured short-term borrowings payable to commercial banks. For the years ended December 31, 1999, 1998 and 1997, interest expense incurred on these borrowings was approximately $2,287,000, $4,142,000 and $2,486,000 based upon weighted average interest rates of 5.13%, 5.76% and 5.73%, respectively.

6.  SUBORDINATED LIABILITIES

    During 1998, the principals of NB, LLC withdrew $50 million of capital and invested it in a newly formed entity, Associates. Concurrently, Associates loaned the $50 million to NB, LLC in the form of a subordinated liability. The subordinated liability bore interest at 6.75% per annum and was approved by the New York Stock Exchange, Inc. ("NYSE") as capital for the purpose of computing net capital under Rule 15c3-1 of the Securities and Exchange Commission ("SEC"). For the years ended December 31, 1999 and 1998, interest expense incurred on the subordinated liability was approximately $2,411,000 and $1,137,000, respectively. On October 29, 1999, the subordinated liability was fully repaid.

    On September 1, 1999, the Travelers Insurance Company loaned NB, LLC
$35 million pursuant to a subordinated promissory note (the "Note"). This amount is payable on September 1, 2004. Interest accrues on the unpaid principal amount of the Note at a floating rate adjusted quarterly based on the three month LIBOR rate plus 75 basis points and is payable quarterly. The Note was approved by the NYSE and the unpaid principal amount is available to NB, LLC in computing net capital under SEC Rule 15c3-1. The Note contains certain covenants that limit the percentage by which the aggregate unpaid principal amount of subordinated liabilities exceed total regulatory capital and impose a dollar amount below which total ownership equity cannot fall. For the year ended December 31, 1999, interest expense incurred on the Note was approximately $747,000.

7.  EMPLOYEE COMPENSATION AND BENEFITS

    In connection with the Company's initial public offering, an initial, irrevocable contribution of 4,264,344 shares of its common stock was contributed to a defined contribution stock incentive plan. Included in employee compensation and benefits for the year ended December 31, 1999, is non-cash compensation of approximately $134,327,000 related to the initial, irrevocable contribution of shares. The non-cash expense has been recognized on the date it was funded, in accordance with SFAS No. 87.

    The Company historically distributed substantially all of its net income to its principals and shareholders in the form of capital distributions and dividends, respectively. Certain shareholders of NBMI were also paid through compensation expense. Accordingly, for the years ended December 31, 1999, 1998 and 1997,

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

7. EMPLOYEE COMPENSATION AND BENEFITS (CONTINUED) employee compensation and benefits include approximately $23,536,000, $35,144,000 and $33,684,000, respectively, of payments made to NBMI shareholders.

8.  NET CAPITAL

    NB, LLC and NBMI, as registered broker-dealers and member firms of the NYSE and the National Association of Securities Dealers, Inc., respectively, are subject to the Uniform Net Capital Rule 15c3-1 of the Securities and Exchange Commission (the "Rule"), which requires that broker-dealers maintain a minimum level of net capital, as defined. As of December 31, 1999, NB, LLC and NBMI had net capital of approximately $133,352,000 and $9,712,000, respectively, which exceeded their requirements by approximately $109,833,000 and $9,462,000, respectively.

    The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer would be less than the amount required under the Rule. Accordingly, at December 31, 1999, the payments of dividends and advances to the Company by NB, LLC and NBMI is limited to $74,554,000 and $9,162,000, respectively, under the most restrictive of these requirements.

9.  COMMITMENTS AND CONTINGENCIES

    The Company leases office space and equipment under lease agreements expiring on various dates through 2012. Office space leases are subject to escalation based on increases in costs incurred by the lessor. Minimum rentals, excluding office space escalation, under these lease agreements are as follows:

YEARS ENDING
DECEMBER 31,                                                    AMOUNT
------------                                                    ------
2000........................................................  $13,805,000
2001........................................................   13,761,000
2002........................................................   13,648,000
2003........................................................   12,745,000
2004........................................................   11,745,000
Thereafter..................................................   31,794,000

    Rent expense for premises and equipment for the years ended December 31, 1999, 1998 and 1997, was approximately $13,483,000, $11,011,000 and $8,494,000, respectively.

    The Company has satisfied margin requirements with clearing organizations by obtaining letters of credit in favor of the clearing organizations. Open unsecured letters of credit as of December 31, 1999 and 1998, were approximately $22,312,000 and $9,000,000, respectively. Unused committed lines of credit were approximately $150,000,000 as of December 31, 1999 and 1998.

    In the normal course of business, the Company is subject to various legal proceedings. In the opinion of management, based on discussions with legal counsel, the resolution of pending proceedings will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

10. EMPLOYEE BENEFIT PLANS

    The Company has defined contribution plans consisting of an employee profit-sharing plan and a money purchase pension plan covering all full-time employees and qualifying part-time employees who have completed one year of continuous service, as defined. Contributions to the plans, which are at the discretion of management, are determined annually but do not exceed the amount permitted under the Internal Revenue Code as a deductible expense. Contributions to the plans for the years ended December 31, 1999, 1998 and 1997, were approximately $6,854,000, $7,670,000 and $7,906,000, respectively.

    The Company made an initial, irrevocable contribution of 4,264,344 shares of its common stock to a newly created defined contribution stock incentive plan on behalf of its employees. The common stock is restricted, with full vesting on the initial contribution occurring on October 8, 2003. All benefits of ownership, including the payment of any dividends declared during the restricted period, belong to the employees. Unvested common stock that becomes forfeited upon employee termination will be reallocated in the sole and absolute discretion of the compensation committee, including determination of vesting periods. Included in employee compensation and benefits is a non-cash charge of approximately $134,327,000, related to the contribution of common stock.

11. INCOME TAXES

    Prior to the reorganization, the Company primarily operated as two different type tax entities. These entities included a Limited Liability Company (taxed as a Partnership) and S-Corporation and as such, the combined entities income prior to October 7, 1999 were not subject to U.S. federal income taxes. The principals of the Company's predecessor partnership were taxed on their proportionate share of the partnership's taxable income or loss.

    Effective with the reorganization from a Limited Liability Company and S-Corporation on October 8, 1999 and October 7, 1999, respectively, the Company became subject to U.S. federal, state and local corporate income taxes. Effective October 8, 1999, these entities will file a federal consolidated income tax return.

    The components of pre-tax earnings and income tax expense and benefits reflected in the consolidated statements of income are set forth below (000's omitted):

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                ---------------------------------
                                                  1999        1998        1997
                                                ---------   ---------   ---------
NET INCOME BEFORE TAXES.......................  $123,372    $294,457    $273,839
                                                ========    ========    ========
  CURRENT TAXES:
    U.S. federal..............................  $ 14,982    $     --    $     --
    State and local...........................    21,250       9,506       8,857
                                                --------    --------    --------
                                                  36,232       9,506       8,857
                                                --------    --------    --------
  DEFERRED TAXES:
    U.S. federal..............................   (35,290)         --          --
    State and local...........................   (13,137)         --          --
                                                --------    --------    --------
                                                 (48,427)         --          --
                                                --------    --------    --------
TAX (BENEFIT) EXPENSE.........................  $(12,195)   $  9,506    $  8,857
                                                ========    ========    ========

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

11. INCOME TAXES (CONTINUED)
    The Company accounts for taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company's net deferred tax assets as of December 31, 1999, include deferred tax assets consisting of; compensation and benefits, contributions, depreciation and amortization. Deferred tax liabilities consist of unrealized gains on marketable securities.

    Management of the Company has not established a valuation allowance for its net deferred tax asset because they conclude that it is more likely than not the benefit will be realized.

    A reconciliation of the statutory U.S. federal income tax rate of 35% to the Company's effective income tax rate is set forth below:

                                                                          FOR THE YEARS ENDED
                                                                              DECEMBER 31,
                                                                  ------------------------------------
                                                                    1999          1998          1997
                                                                  --------      --------      --------
U.S. STATUTORY RATE.........................................       35.00%           --            --
INCREASE RELATED TO:
    State and local taxes, net of U.S. income tax effects...        8.17%        3.23%         3.23%
    Other...................................................        0.13%           --            --
                                                                  -------        -----         -----
Rate before Reorganization and IPO Charges and effect from
  changes in the value of the stock price...................       43.30%        3.23%         3.23%
Rate benefit for partnership period.........................      (63.02%)          --            --
Reduction in benefit related to movement in stock price.....        9.84%           --            --
                                                                  -------        -----         -----
EFFECTIVE TAX RATE..........................................       (9.88%)       3.23%         3.23%
                                                                  =======        =====         =====

    The Company's effective tax rate includes a rate benefit attributable to the Company generally not being subject to corporate taxes on its earnings prior to its conversion to corporate form.

    The value of the Company's deferred tax asset relating to the unvested shares in the defined contribution stock incentive plan fluctuates with the price of the Company's stock. A reduction is reflected in the Company's 1999 tax provision. The final benefit will be determined when the restricted shares vest.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

    Substantially all financial instruments carried at contract value, such as receivable and payable to clients, brokers and dealers, repurchase agreements, fees receivable and the Note, approximate market value due to their relatively short-term nature or variable market rates of interest.

13. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

    In the normal course of business, the Company enters into various debt and equity transactions as principal or agent. The execution, settlement and financing of these transactions can result in off-balance sheet risk or concentrations of credit risk.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

13. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK (CONTINUED)
    The Company has a high net worth and institutional client base. The Company records client securities transactions on a settlement date basis, which is generally three business days after trade date. The Company is exposed to off-balance sheet risk of loss on unsettled transactions in the event clients and other counterparties are unable to fulfill contractual obligations.

    The Company's policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of credit exposure, position and financial reporting and control procedures. In addition, the Company has a policy of reviewing the credit standing, where applicable, of each broker-dealer, client and other counterparty with which it conducts business. The Company monitors the market value of collateral and requests and receives additional collateral when required.

    For transactions in which the Company extends credit to clients, the Company seeks to control the risks associated with these activities by requiring clients to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels daily and, pursuant to such guidelines, requests the deposit of additional collateral, or reduces securities positions when necessary. The Company's policy is to take possession of securities purchased under agreements to resell.

    SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," require the disclosure of notional or contractual amounts and other information about derivative financial instruments that give rise to off-balance sheet risk. Notional amounts discussed below are indicative only of the volume of activity. Notional amounts should not be interpreted as a measure of actual market or credit risk; to do so could be materially misleading.

    As part of its prime brokerage business, the Company writes covered over-the-counter ("OTC") put options on listed equity securities with certain of its prime brokerage clients. Market risk is mitigated as the options are generally deep in the money and covered by an equivalent number of securities sold but not yet purchased. The notional amounts of options sold were approximately $33,211,000 and $49,549,000, at December 31, 1999 and 1998,
respectively.

    A summary of the fair value of OTC options included in the consolidated statements of financial condition appears below. Averages are based on quarter-end balances (000's omitted):

                                                                 LIABILITIES
                                                            ---------------------
                                                            FAIR VALUE   AVERAGE
                                                            ----------   --------
OPTION CONTRACTS:
  December 31, 1999.......................................    $3,694      $7,068
  December 31, 1998.......................................    $8,647      $9,828

    The Company's net gain from such activity was approximately $1,688,000 and $1,940,000, for the years ended December 31, 1999 and 1998, respectively.

14. SEGMENT INFORMATION

    Under the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Company has three reportable segments:
Private Asset Management, Mutual Fund and

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

14. SEGMENT INFORMATION (CONTINUED)
Institutional and Professional Securities Services. The Private Asset Management segment provides investment management services to high net worth individuals, families and smaller institutions. Its revenues are principally investment advisory fees and commissions. The Mutual Fund and Institutional segment provides advisory services to mutual funds, institutional clients and wrap fee programs. Its revenues are principally investment advisory and administrative fees and commissions. The Professional Securities Services segment generates income primarily by marketing services to third party investment advisors and professional investors. These services include professional investor clearing services, research sales, market maker trading and trust services. The revenues derived by this segment are principally commissions, net interest, trading revenues and clearance fees.

    The Company does not record revenues from transactions between segments (referred to as intersegment revenues).

    The Company evaluates performance of its segments based on profit or loss from operations before Reorganization and IPO Charges and taxes. No single client accounted for more than 10% of the Company's combined revenues. Information on statement of financial condition data by segment is not disclosed because it is not used for evaluating segment performance and deciding how to allocate resources to segments. Substantially all of the Company's revenues and assets are attributable to or located in the United States.

    Summarized information for the Company's reportable segments is presented in the following table (000's omitted):

                                                              YEAR ENDED DECEMBER 31, 1999
                                                  ----------------------------------------------------
                                                                  MUTUAL
                                                   PRIVATE         FUND        PROFESSIONAL
                                                    ASSET           AND         SECURITIES
                                                  MANAGEMENT   INSTITUTIONAL     SERVICES      TOTAL
                                                  ----------   -------------   ------------   --------
Investment advisory and administrative fees.....   $166,454       $202,788       $  1,141     $370,383
Commissions.....................................     90,132         21,544         30,406      142,082
Net interest income.............................      3,498             30         22,725       26,253
Principal transactions in securities............         --            142          9,861       10,003
Clearance fees..................................         --             --         11,081       11,081
Other income....................................         30          1,012          3,017        4,059
                                                   --------       --------       --------     --------
Net revenues after interest expense.............    260,114        225,516         78,231      563,861
Operating expenses excluding Reorganization and
  IPO Charges...................................     88,596        144,025         57,814      290,435
                                                   --------       --------       --------     --------
Net income before Reorganization and IPO Charges
  and taxes.....................................   $171,518       $ 81,491       $ 20,417     $273,426
                                                   ========       ========       ========     ========

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

14. SEGMENT INFORMATION (CONTINUED)

                                                              YEAR ENDED DECEMBER 31, 1998
                                                  ----------------------------------------------------
                                                                  MUTUAL
                                                   PRIVATE         FUND        PROFESSIONAL
                                                    ASSET           AND         SECURITIES
                                                  MANAGEMENT   INSTITUTIONAL     SERVICES      TOTAL
                                                  ----------   -------------   ------------   --------
Investment advisory and administrative fees.....   $145,578       $231,792       $  1,469     $378,839
Commissions.....................................     89,705         25,352         30,912      145,969
Net interest income.............................      2,580             13         24,860       27,453
Principal transactions in securities............         --              9          6,315        6,324
Clearance fees..................................         --             --          9,146        9,146
Other income....................................         70          1,178          2,756        4,004
                                                   --------       --------       --------     --------
Net revenues after interest expense.............    237,933        258,344         75,458      571,735
Operating expenses..............................     68,381        157,784         51,113      277,278
                                                   --------       --------       --------     --------
Net income before taxes.........................   $169,552       $100,560       $ 24,345     $294,457
                                                   ========       ========       ========     ========

                                                             YEAR ENDED DECEMBER 31, 1997
                                                 -----------------------------------------------------
                                                                 MUTUAL
                                                  PRIVATE         FUND        PROFESSIONAL
                                                   ASSET           AND         SECURITIES
                                                 MANAGEMENT   INSTITUTIONAL     SERVICES       TOTAL
                                                 ----------   -------------   ------------   ---------
Investment advisory and administrative fees....  $ 116,816      $ 210,376      $     706     $ 327,898
Commissions....................................     78,518         19,205         27,188       124,911
Net interest income............................      3,087             18         26,645        29,750
Principal transactions in securities...........         --            238          7,600         7,838
Clearance fees.................................         --             --          8,332         8,332
Other income...................................         --          1,015          2,781         3,796
                                                 ---------      ---------      ---------     ---------
Net revenues after interest expense............    198,421        230,852         73,252       502,525
Operating expenses.............................     58,942        132,491         37,253       228,686
                                                 ---------      ---------      ---------     ---------
Net income before taxes........................  $ 139,479      $  98,361      $  35,999     $ 273,839
                                                 =========      =========      =========     =========

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

14. SEGMENT INFORMATION (CONTINUED)
    The following table is a reconciliation of reportable segment net income, before Reorganization and IPO Charges and taxes, to the Company's consolidated totals.

                                                               TOTAL
                                                              --------
DECEMBER 31, 1999
  Net income before Reorganization and IPO Charges and
    taxes...................................................  $273,426
  Reorganization and IPO Charges............................  (150,054)
  Tax benefit...............................................    12,195
                                                              --------
  Net income................................................  $135,567
                                                              ========

DECEMBER 31, 1998
  Net income before taxes...................................  $294,457
  Tax expense...............................................    (9,506)
                                                              --------
  Net income................................................  $284,951
                                                              ========

DECEMBER 31, 1997
  Net income before taxes...................................  $273,839
  Tax expense...............................................    (8,857)
                                                              --------
  Net income................................................  $264,982
                                                              ========

15. RELATED PARTY TRANSACTIONS

    During the years ended December 31, 1999, 1998 and 1997, the Company earned approximately $17,799,000, $19,779,000 and $13,969,000, respectively, in brokerage commissions from the Funds.

    Certain employees of the Company are officers and/or trustees of the Funds. The Company also reimbursed certain Funds for expenses during the years ended December 31, 1999, 1998 and 1997, of approximately $2,225,000, $1,502,000 and
$1,503,000, respectively, to the extent that such Funds exceeded their specified expense limitations.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                        1999
                                                      -----------------------------------------
                                                       FIRST      SECOND     THIRD      FOURTH
                                                      --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET REVENUES AFTER INTEREST EXPENSE.................  $142,202   $141,213   $139,121   $141,325
OPERATING EXPENSES..................................    68,000     69,783     68,222    234,484
                                                      --------   --------   --------   --------
NET INCOME (LOSS) BEFORE TAXES......................    74,202     71,430     70,899    (93,159)
TAX (BENEFIT) EXPENSE...............................     2,421      2,131     10,492    (27,239)
                                                      --------   --------   --------   --------
NET INCOME (LOSS)...................................  $ 71,781   $ 69,299   $ 60,407   $(65,920)
                                                      ========   ========   ========   ========
NET INCOME (LOSS) PER COMMON SHARE:
  BASIC AND DILUTED.................................  $   1.68   $   1.62   $   1.42   $  (1.33)
                                                      ========   ========   ========   ========

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

                                                                        1998
                                                      -----------------------------------------
                                                       FIRST      SECOND     THIRD      FOURTH
                                                      --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET REVENUES AFTER INTEREST EXPENSE.................  $135,816   $149,325   $145,015   $141,579
OPERATING EXPENSES..................................    62,388     68,243     71,257     75,390
                                                      --------   --------   --------   --------
NET INCOME BEFORE TAXES.............................    73,428     81,082     73,758     66,189
TAXES...............................................     2,076      2,730      2,258      2,442
                                                      --------   --------   --------   --------
NET INCOME..........................................  $ 71,352   $ 78,352   $ 71,500   $ 63,747
                                                      ========   ========   ========   ========
NET INCOME PER COMMON SHARE:
  BASIC AND DILUTED.................................  $   1.67   $   1.84   $   1.68   $   1.49
                                                      ========   ========   ========   ========

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

     SCHEDULE 1 -- CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT PARENT

                        STATEMENT OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                              DECEMBER 31, 1999
                                                              -----------------
ASSETS
Receivables from subsidiaries...............................      $ 49,575
Investment in subsidiaries..................................       177,033
Deferred tax asset..........................................        48,427
                                                                  --------
      Total assets..........................................      $275,035
                                                                  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Dividend payable..........................................      $  4,962
  Taxes payable.............................................        21,101
  Other liabilities and accrued expenses....................           170
                                                                  --------
                                                                    26,233
                                                                  --------
Stockholders' equity:
  Common stock..............................................           500
  Deficit and other equity..................................       248,302
                                                                  --------
    Total liabilities and stockholders' equity..............      $275,035
                                                                  ========

     The accompanying notes are an integral part of the condensed financial statements.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

     SCHEDULE 1 -- CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT PARENT
                                  (CONTINUED)

                            STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                   FOR THE PERIOD
                                                                   OCTOBER 8, 1999
                                                              THROUGH DECEMBER 31, 1999
                                                              -------------------------
OPERATING EXPENSES:
Employee compensation and benefits..........................          $ 137,273
Other expenses..............................................             10,000
                                                                      ---------
                                                                        147,273
                                                                      ---------
Loss before equity in income of subsidiaries and taxes......           (147,273)
Equity in income of subsidiaries............................             26,845
                                                                      ---------
  Net loss before taxes.....................................           (120,428)
Tax benefit.................................................            (50,689)
                                                                      ---------
  Net loss..................................................          $ (69,739)
                                                                      =========

     The accompanying notes are an integral part of the condensed financial statements.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

     SCHEDULE 1 -- CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT PARENT
                                  (CONTINUED)

                            STATEMENT OF CASH FLOWS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               FOR THE PERIOD
                                                               OCTOBER 8, 1999
                                                                   THROUGH
                                                              DECEMBER 31, 1999
                                                              -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................       $(69,739)
Adjustments to reconcile net loss to net cash used in
  operating activities--
  Equity in income of subsidiaries..........................        (26,845)
  Contribution to defined contribution stock incentive
    plan....................................................        134,327
  Deferred tax benefit......................................        (48,427)
(Increase) decrease in operating assets--
  Receivables from subsidiaries.............................        (49,575)
Increase (decrease) in operating liabilities--
  Taxes payable.............................................         21,101
  Other liabilities and accrued expenses....................            170
                                                                   --------
    Net cash used in operating activities...................        (38,988)
                                                                   --------

CASH FLOWS FROM INVESTING ACTIVITY:
  Investment in subsidiary..................................        (40,871)
                                                                   --------
    Cash used in investing activity.........................        (40,871)
                                                                   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock..................................         87,933
  Purchase of treasury stock................................         (8,074)
                                                                   --------
    Net cash provided by financing activities...............         79,859
                                                                   --------
    Net increase (decrease) in cash and cash equivalents....             --

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............             --
                                                                   --------

CASH AND CASH EQUIVALENTS, END OF PERIOD....................       $     --
                                                                   ========

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

     SCHEDULE 1 -- CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT PARENT
                                  (CONTINUED)

                      STATEMENT OF CASH FLOWS (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    For the period October 8, 1999 through December 31, 1999, NBI made no interest or tax payments.

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING AND FINANCING ACTIVITIES:

    On October 7, 1999, the principals of NB, LLC and the shareholders of NBMI exchanged their ownership interests for shares of NBI. As a result, NBI recognized a non-cash increase of $109,317 in investment in subsidiaries.

    In connection with NBI's initial public offering, an initial, irrevocable non-cash contribution of 4,264,344 shares of its common stock was made to a defined contribution stock incentive plan. The non-cash expense associated with the contribution totaled $134,327 and was recognized on the date it was funded, in accordance with SFAS No. 87. NBI recorded a deferred tax benefit of $46,262 related to the contribution.

    On November 23, 1999, NBI declared an initial quarterly cash dividend on its common stock in the amount of $0.10 per share. The dividend will be payable on January 25, 2000, to stockholders of record at the close of business on January 11, 2000.

    On December 27, 1999, NBI made a cash contribution of $10,000 to the Neuberger Berman Foundation. In connection with the cash contribution, NBI recorded a deferred tax benefit of $2,165.

       The accompanying notes are an integral part of the condensed financial statements.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

     SCHEDULE 1 -- CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT PARENT
                                  (CONTINUED)

NOTES TO CONDENSED FINANCIAL STATEMENTS:

    The condensed financial statements of the registrant should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements which are included elsewhere herein.

    Investment in subsidiaries represent NBI's investment in its subsidiary companies. Income and losses of the subsidiaries are recognized using equity method accounting.

    Receivables from subsidiaries include cash advances and amounts due under intra-corporate tax sharing arrangements.

    No dividends were paid to NBI by its wholly owned subsidiaries for the period ended December 31, 1999.

ITEM 9. -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

    Not Applicable.

ITEM 10. -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 11. -- EXECUTIVE COMPENSATION

    The information required by this Item 11 is incorporated by reference to the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 12. -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item 12 is incorporated by reference to the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 13. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item 13 is incorporated by reference to the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       NEUBERGER BERMAN INC.

Dated:                                                 By:  /s/ JEFFREY B. LANE
                                                            -----------------------------------------
                                                            Jeffrey B. Lane
                                                            President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                    TITLE                       DATE
                  ---------                                    -----                       ----
            /s/ LAWRENCE ZICKLIN
    ------------------------------------       Chairman of the Board and Director     March 20, 2000
              Lawrence Zicklin

             /s/ JEFFREY B. LANE
    ------------------------------------       President, Chief Executive Officer     March 20, 2000
               Jeffrey B. Lane                   and Director

            /s/ RICHARD A. CANTOR
    ------------------------------------       Vice Chairman and Director             March 20, 2000
              Richard A. Cantor

    ------------------------------------       Vice Chairman and Director
             Marvin C. Schwartz

            /s/ MICHAEL M. KASSEN              Executive Vice President,
    ------------------------------------         Chief Investment Officer             March 20, 2000
              Michael M. Kassen                  and Director

              /s/ ROBERT MATZA                 Executive Vice President,
    ------------------------------------         Chief Administrative Officer         March 20, 2000
                Robert Matza                     and Director

           /s/ HEIDI L. SCHNEIDER
    ------------------------------------       Executive Vice President               March 20, 2000
             Heidi L. Schneider                  and Director

            /s/ PETER E. SUNDMAN
    ------------------------------------       Executive Vice President               March 20, 2000
              Peter E. Sundman                   and Director

             /s/ PHILIP AMBROSIO
    ------------------------------------       Senior Vice President                  March 20, 2000
               Philip Ambrosio                   and Chief Financial Officer

                  SIGNATURE                                    TITLE                       DATE
                  ---------                                    -----                       ----

           /s/ MATTHEW S. STADLER
    ------------------------------------       Vice President and Controller          March 20, 2000
             Matthew S. Stadler

    ------------------------------------       Director
               David W. Glenn

    ------------------------------------       Director
               Jon C. Madonna

    ------------------------------------       Director
               Jack H. Nusbaum