Form 10-Q
period 2000-03-31
NEUBERGER BERMAN INC
filed 2000-05-11
CIK 1068144

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 001-15361

                            ------------------------

                             NEUBERGER BERMAN INC.

             (Exact Name of Registrant As Specified in Its Charter)

               DELAWARE                                     06-1523639
    (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
    Incorporation or Organization)

    605 THIRD AVENUE, NEW YORK, NY                            10158
    (Address of Principal Executive                         (Zip Code)
               Offices)

       Registrant's telephone number, including area code (212) 476-9000

   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / / No / /

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock,
                       as of the latest practicable date.

         49,192,440 shares of Common Stock, par value $.01 per share, were outstanding on April 30, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             NEUBERGER BERMAN INC.
                                   FORM 10-Q

                                     INDEX

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION

Item 1.--Financial Statements...............................      3

  Condensed Consolidated Statements of Financial Condition
    As of March 31, 2000 (Unaudited) and December 31,
    1999....................................................      3

  Condensed Consolidated Statements of Income (Unaudited)
    For the Three Months Ended March 31, 2000 and 1999......      4

  Condensed Consolidated Statements of Cash Flows
    (Unaudited) For the Three Months Ended March 31, 2000
    and 1999................................................      5

  Notes to Condensed Consolidated Financial Statements
    (Unaudited).............................................      6

Item 2.--Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     12

Item 3.--Quantitative and Qualitative Disclosures About
  Risk......................................................     20

PART II--OTHER INFORMATION

Item 1.--Legal Proceedings..................................     20

Item 6.--Exhibits and Reports on Form 8-K...................     20

Signatures..................................................     21

NOTE: FORWARD LOOKING STATEMENTS

    Statements regarding the Company's expectations and beliefs as to its future operations, plans or financial condition and certain other information contained in the Form 10-Q or in documents incorporated herein by reference, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations and beliefs are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations or beliefs. Factors which could cause actual results to differ from expectations or beliefs include, without limitation, the adverse effect from a decline in the securities markets or if the Company's products' performance declines, a general downturn in the economy, changes in government policy or regulation, inability of the Company to attract or retain key employees and unforeseen costs and other effects related to legal proceedings or investigation of governmental and self-regulatory organizations.

PART 1--FINANCIAL INFORMATION

ITEM 1.--FINANCIAL STATEMENTS

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              MARCH 31, 2000   DECEMBER 31, 1999
                                                              --------------   ------------------
                                                               (UNAUDITED)
ASSETS
Cash and cash equivalents...................................    $   44,175         $   91,010
Cash and securities segregated for the exclusive benefit of
  clients...................................................       552,229            777,341
Cash and securities deposited with clearing organizations...         4,000              3,910
Securities purchased under agreements to resell.............       915,727            530,300
Receivable from brokers, dealers and clearing
  organizations.............................................     2,168,029          1,873,259
Receivable from clients.....................................       518,883            432,814
Securities owned, at market value...........................        19,343             20,266
Fees receivable.............................................        24,181             23,149
Furniture, equipment and leasehold improvements, at cost,
  net of accumulated depreciation and amortization of
  $18,508 and $16,195 at March 31, 2000 and December 31,
  1999, respectively........................................        37,110             32,192
Other assets................................................        63,528             63,367
                                                                ----------         ----------
  Total assets..............................................    $4,347,205         $3,847,608
                                                                ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Bank loans................................................    $   85,000         $       --
  Securities sold under agreements to repurchase............       392,764            531,762
  Payable to brokers, dealers and clearing organizations....     1,257,352          1,017,483
  Payable to clients........................................     2,129,376          1,871,323
  Securities sold but not yet purchased, at market value....        60,816             34,172
  Other liabilities and accrued expenses....................       107,299            109,066
                                                                ----------         ----------
                                                                 4,032,607          3,563,806
                                                                ----------         ----------
Subordinated liability......................................        35,000             35,000
                                                                ----------         ----------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized; none issued at March 31, 2000 and
    December 31, 1999.......................................            --                 --
  Common stock, $.01 par value; 250,000,000 shares
    authorized; 50,021,920 shares issued and outstanding at
    March 31, 2000 and December 31, 1999....................           500                500
  Paid-in capital...........................................       331,077            331,077
  Retained (deficit)........................................       (34,460)           (74,701)
                                                                ----------         ----------
                                                                   297,117            256,876
Less: treasury stock, at cost, of 682,385 and 305,700 shares
  at March 31, 2000 and December 31, 1999, respectively.....       (17,519)            (8,074)
                                                                ----------         ----------
  Total stockholders' equity................................       279,598            248,802
                                                                ----------         ----------
  Total liabilities and stockholders' equity................    $4,347,205         $3,847,608
                                                                ==========         ==========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 FOR THE THREE
                                                                    MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
REVENUES:
Investment advisory and administrative fees.................  $96,951    $94,606
Commissions.................................................   39,828     38,351
Interest....................................................   51,025     40,251
Principal transaction in securities.........................    5,076      2,085
Clearance fees..............................................    3,622      2,813
Other income................................................      838      1,069
                                                              -------    -------
  GROSS REVENUES............................................  197,340    179,175
Interest expense............................................   41,928     34,588
                                                              -------    -------
  NET REVENUES AFTER INTEREST EXPENSE.......................  155,412    144,587
                                                              -------    -------
OPERATING EXPENSES:
Employee compensation and benefits..........................   65,933     43,261
Information technology......................................    5,221      4,182
Rent and occupancy..........................................    4,164      3,145
Brokerage, clearing and exchange fees.......................    2,843      3,021
Advertising and sales promotion.............................    2,452      2,716
Distribution and fund administration........................    4,392      5,219
Professional fees...........................................    2,277      2,364
Depreciation and amortization...............................    2,460      2,095
Other expenses..............................................    5,452      4,364
                                                              -------    -------
  TOTAL OPERATING EXPENSES..................................   95,194     70,367
                                                              -------    -------
  NET INCOME BEFORE TAXES...................................   60,218     74,220
Taxes.......................................................   19,977      2,420
                                                              -------    -------
  NET INCOME................................................  $40,241    $71,800
                                                              =======    =======
NET INCOME PER COMMON SHARE
  Basic and diluted:
    Net income per share....................................  $  0.81    $  1.68
                                                              =======    =======
    Weighted average common shares outstanding..............   49,476     42,727
                                                              =======    =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income................................................  $  40,241   $  71,800
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities--
    Depreciation and amortization...........................      2,460       2,095
    Deferred tax benefit....................................     (6,097)         --
  (Increase) decrease in operating assets--
    Cash and securities segregated for the exclusive benefit
      of clients............................................    225,112      57,853
    Cash and securities deposited with clearing
      organizations.........................................        (90)        (97)
    Securities purchased under agreements to resell.........   (385,427)    (47,354)
    Receivable from brokers, dealers and clearing
      organizations.........................................   (294,770)    368,968
    Receivable from clients.................................    (86,069)    (86,454)
    Securities owned, at market value.......................        923          13
    Fees receivable.........................................     (1,032)      2,435
    Other assets............................................      5,936      (3,965)
  Increase (decrease) in operating liabilities--
    Bank loans..............................................     85,000     (25,000)
    Securities sold under agreements to repurchase..........   (138,998)     47,564
    Payable to brokers, dealers and clearing
      organizations.........................................    239,869    (229,725)
    Payable to clients......................................    258,053     (96,292)
    Securities sold but not yet purchased, at market
      value.................................................     26,644      14,780
    Other liabilities and accrued expenses..................      3,194      (2,354)
                                                              ---------   ---------
      Net cash provided by (used in) operating activities...    (25,051)     74,267
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITY:
  Payments for purchases of furniture, equipment and
    leasehold improvements..................................     (7,378)     (2,043)
                                                              ---------   ---------
      Cash used in investing activity.......................     (7,378)     (2,043)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments for capital distributions........................         --     (61,714)
  Payments for dividends--Neuberger Berman Management
    Inc.....................................................         --      (8,484)
  Payments for dividends--Neuberger Berman Inc..............     (4,961)         --
  Purchase of treasury stock--Neuberger Berman Inc..........     (9,445)         --
                                                              ---------   ---------
      Cash used in financing activities.....................    (14,406)    (70,198)
                                                              ---------   ---------
      Net increase (decrease) in cash and cash
        equivalents.........................................    (46,835)      2,026
CASH AND CASH EQUIVALENTS, beginning of period..............     91,010      50,383
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS, end of period....................  $  44,175   $  52,409
                                                              =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest................................................  $  41,286   $  34,165
    Taxes...................................................     23,710       2,483

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

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

    The condensed consolidated financial statements include the accounts of NBI and its subsidiaries. NBI's wholly owned subsidiaries are NB, LLC, a Delaware limited liability company, and its subsidiaries, and NBMI, a New York corporation (collectively, the "Company"). NB, LLC's wholly owned subsidiaries are Neuberger Berman Trust Company, a non-depository trust company chartered under the New York Banking Law, Neuberger Berman Trust Company of Delaware, a non-depository limited purpose trust company chartered under the Delaware Banking Code, Neuberger Berman Trust Company of Florida, a Florida corporation authorized to engage in trust business chartered under the Florida Banking Law and Neuberger & Berman Agency Inc., a New York corporation. Material intercompany transactions and balances have been eliminated in consolidation.

    The Company is a registered investment adviser providing investment management services to high net worth clients, mutual funds and institutional clients. As a registered investment adviser, the Company manages equity, fixed income, balanced, socially responsive, and international portfolios for individuals, families, endowments, foundations, trusts and employee benefit plans. In addition, the Company advises the Neuberger Berman family of funds. As a registered broker-dealer, the Company executes securities transactions for its clients and others and provides prime brokerage and correspondent clearing services to other firms.

2. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of condensed consolidated financial condition and results of operations for the periods presented have been included. All adjustments are of a normal and recurring nature. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1999 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the three months ended March 31, 2000 presentation.

3. EMPLOYEE COMPENSATION AND BENEFITS

    Prior to the initial public offering completed on October 13, 1999, the Company historically distributed substantially all of its net income to its principals and shareholders in the form of capital distributions and dividends, respectively. Certain shareholders of NBMI were also paid through compensation expense. Accordingly, for the three months ended March 31, 1999, employee compensation and benefits include approximately $7,901,000 of payments made to NBMI shareholders.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

                                  (UNAUDITED)

4. NET CAPITAL

    NB, LLC and NBMI, as registered broker-dealers and member firms of the New York Stock Exchange, Inc. and the National Association of Securities Dealers, Inc., respectively, are subject to the Uniform Net Capital Rule 15c3-1 of the Securities and Exchange Commission (the "Rule"), which requires that broker-dealers maintain a minimum level of net capital, as defined. As of March 31, 2000, NB, LLC and NBMI had net capital of approximately $155,439,000 and $15,478,000, respectively, which exceeded their requirements by approximately $131,504,000 and $15,228,000, respectively.

    The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer would be less than the amount required under the Rule. Accordingly, at March 31, 2000, the payments of dividends and advances to the Company by NB, LLC and NBMI is limited to $95,600,000 and $15,178,000, respectively, under the most restrictive of these requirements.

5. NET INCOME PER COMMON SHARE

    Net income per common share is computed using the weighted average number of shares of common stock outstanding. For purposes of determining weighted average shares outstanding for the periods prior to the Company's initial public offering and reorganization in October 1999, the outstanding shares were determined based upon the conversion ratio to effect the exchange of principals' capital and shareholders' equity for common stock. Pro rata distributions of earnings and capital to the principals were not considered to effect outstanding shares.

    Under the treasury stock method of accounting, options representing 2,790,000 shares of common stock were not included in the calculation of diluted earnings per share due to their anti-dilutive effect.

6. COMMITMENTS AND CONTINGENCIES

    In the normal course of business, the Company is subject to various legal proceedings. In the opinion of management, based on discussions with legal counsel, the resolution of pending proceedings will not have a material adverse effect on the condensed consolidated financial condition, results of operations or liquidity of the Company.

7. STOCK OPTIONS

    On September 29, 1999, the Board of Directors of the Company (the "Board") approved the 1999 Neuberger Berman Inc. Long-Term Incentive Plan (the "1999 Plan") and reserved for issuance 10,000,000 shares of the Company's common stock. In addition, on September 29, 1999, the Board approved the 1999 Neuberger Berman Inc. Directors Stock Incentive Plan (the "1999 Directors Plan") and reserved for issuance 200,000 shares of the Company's common stock.

    On March 27, 2000, 2,760,000 of non-qualified stock options (reload options) were granted to employees of the Company under the 1999 Plan. In addition, on March 27, 2000, 30,000 of non-qualified stock options (reload options) were granted to directors of the Company under the 1999 Directors Plan. Options granted under the 1999 Plan and the 1999 Directors Plan have provided for annual vesting ratably over five years after the date of grant. All options granted have exercise prices equal to or greater than the fair market value of the Company's common stock on the date of the grant and have a ten-year term.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

                                  (UNAUDITED)

7. STOCK OPTIONS (CONTINUED)
    At March 31, 2000, 7,240,000 and 170,000 shares were available for future grant under the 1999 Plan and the 1999 Directors Plan, respectively. The following table summarizes transactions in stock options granted under the
Plans:

                                                           OPTIONED SHARES
                                                     ----------------------------
                                                                 WEIGHTED AVERAGE
                                                     NUMBER OF    EXERCISE PRICE
                                                      SHARES        PER SHARE
                                                     ---------   ----------------
Balance at December 31, 1999.......................         --        $  --
  Options granted..................................  2,790,000        29.10
                                                     ---------
Balance at March 31, 2000..........................  2,790,000        29.10
                                                     ---------

    The following table summarizes information about stock options outstanding at March 31, 2000:

                                                      OPTIONS OUTSTANDING
                                        -----------------------------------------------
                                          NUMBER         REMAINING       EXERCISE PRICE
EXERCISE PRICES                         OUTSTANDING   CONTRACTUAL LIFE     PER SHARE
---------------                         -----------   ----------------   --------------
$28.13................................   2,090,000          10.0             $28.13
 32.00................................     700,000          10.0              32.00
                                         ---------
                                         2,790,000
                                         =========

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants under the option plans for the period ended
March 31, 2000:

                                                             FOR THE THREE
                                                              MONTHS ENDED
ASSUMPTIONS                                                  MARCH 31, 2000
-----------                                                 ----------------
Dividend Yield............................................       1.30%
Expected volatility.......................................       34.0%
Risk-free interest rate...................................       6.41%
Expected lives............................................           5

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    Had the Company accounted for its stock-based compensation plans based on the fair value of awards at grant date in a manner consistent with the methodology of Statement of Financial Accounting Standards No. 123
("SFAS 123"), the Company's net income and net income per common share would have decreased as indicated in the table below. For purposes of pro forma disclosures, the estimated fair value

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

                                  (UNAUDITED)

7. STOCK OPTIONS (CONTINUED)
of the Plans is amortized to expense over the vesting period and is representative of the quarterly charge for the year ended December 31, 2000.

                                                       FOR THE THREE MONTHS
                                                       ENDED MARCH 31, 2000
                                               -------------------------------------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET INCOME
  As reported................................                 $40,241
  SFAS 123 fair value adjustment--net........                    (611)
                                                              -------
  Pro forma..................................                 $39,630
                                                              =======
NET INCOME PER COMMON SHARE:
BASIC AND DILUTED
  As reported................................                 $  0.81
  SFAS 123 fair value adjustment--net........                   (0.01)
                                                              -------
Pro forma....................................                 $  0.80
                                                              =======

    The effects of applying SFAS 123 for providing pro forma disclosures during the initial phase-in period may not be representative of the effects on reported net income for future years.

8. INCOME TAXES

    Upon completion of the Company's initial public offering, it became subject to U.S. federal, state and local corporate income taxes. Accordingly, the Company accounts for taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company's net deferred tax asset as of March 31, 2000, is primarily attributable to deferred tax assets consisting of compensation and benefits and depreciation and amortization and deferred tax liabilities consisting of unrealized gains on marketable securities.

    Management of the Company has not established a valuation allowance for its net deferred tax asset because they conclude that it is more likely than not the benefit will be realized.

    The Company's effective tax rate for the period ended March 31, 2000, includes a rate benefit related to the upward movement in the price of the Company's stock from the last measurement date as applied to the unvested shares in the defined contribution stock incentive plan. The final benefit will be determined when the restricted shares vest. For the period ended March 31, 1999, the Company's effective tax rate includes a rate benefit attributable to the Company generally not being subject to corporate taxes on its earnings prior to its conversion to corporate form.

    In March, 2000, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 is effective on and after July 1, 2000, except for certain items which require an earlier implementation date. The Company presently adjusts the carrying value of the deferred tax asset relating to unvested shares in the defined contribution stock incentive plan based upon

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

                                  (UNAUDITED)

8. INCOME TAXES (CONTINUED)
fluctuations in the price of its common stock if below the stock price on the contribution date. FIN 44 requires that the deferred tax asset be determined by the compensation expense recognized for financial reporting purposes rather than by adjusting the carrying value of the deferred tax asset based upon changes in the price of a company's stock. Accordingly, at June 30, 2000, the Company will fix the carrying value of its deferred tax asset for unvested shares in its defined contribution stock incentive plan, based upon the price of its common stock at the close of business that day.

9. SEGMENT INFORMATION

    Under the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has three reportable segments: Private Asset Management, Mutual Fund and Institutional and Professional Securities Services. The Private Asset Management segment provides asset management services to high net worth individuals, families and smaller institutions. Its revenues are principally investment advisory fees and commissions. The Mutual Fund and Institutional segment provides advisory services to mutual funds, institutional clients and wrap fee programs. Its revenues are also principally investment advisory and administrative fees and commissions. The Professional Securities Services segment generates income primarily by marketing services to third party investment advisors and professional investors. These services include professional investor clearing services, research sales, market maker trading and trust services. The revenues derived by this segment are principally commissions, net interest and clearance fees.

    The Company does not record revenue from transactions between segments (referred to as inter-segment revenues).

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

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

                                  (UNAUDITED)

9. SEGMENT INFORMATION (CONTINUED)
    Summarized financial information for the Company's reportable segments is presented in the following table (000's omitted):

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
PRIVATE ASSET MANAGEMENT
NET REVENUES AFTER INTEREST EXPENSE.........................  $ 73,539    $ 63,100
NET INCOME BEFORE TAXES.....................................  $ 36,173    $ 45,943

MUTUAL FUND & INSTITUTIONAL
NET REVENUES AFTER INTEREST EXPENSE.........................  $ 55,754    $ 62,506
NET INCOME BEFORE TAXES.....................................  $ 16,504    $ 22,585

PROFESSIONAL SECURITIES SERVICES
NET REVENUES AFTER INTEREST EXPENSE.........................  $ 26,119    $ 18,981
NET INCOME BEFORE TAXES.....................................  $  7,541    $  5,692

TOTAL
NET REVENUES AFTER INTEREST EXPENSE.........................  $155,412    $144,587
NET INCOME BEFORE TAXES.....................................  $ 60,218    $ 74,220

10. SUBSEQUENT EVENT

    On April 13, 2000, NBI declared a quarterly cash dividend on its common stock in the amount of $0.10 per share. The dividend will be payable on May 16, 2000, to stockholders of record at the close of business on May 2, 2000.

ITEM 2.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT

    The investing climate was broadly favorable during the first quarter of 2000, notwithstanding two interest rate hikes by the Federal Reserve ("Fed"). The S&P 500 advanced 2.3%, with large-cap growth stocks continuing to do somewhat better than value stocks, although this gap narrowed in the last weeks of the period. Small-cap stocks continued to outperform, with the Russell 2000 advancing 7.1% through the end of March. Here, too, growth stocks outpaced value stocks, with the gap also closing by the end of the quarter. Despite the actions of the Fed and other central banks, fixed income markets generally produced positive returns.

    Net withdrawals in Mutual Fund and Institutional persisted in the first quarter, although at $1.2 billion were significantly lower than the $2.1 billion experienced in the fourth quarter of 1999. Of the $1.2 billion total, $0.5 billion were in mutual fund and subadvised accounts, also a much-reduced rate from fourth quarter levels. Notably, the Company's growth funds had positive inflows in the period. Inflows for Private Asset Management were slightly positive.

    The Company's investment performance overall was strong during the first quarter, with all but two of the equity mutual funds outperforming both their benchmark indices and peer groups.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 2000 AND 1999

    The Company has been segregated into three major business segments: Private Asset Management, Mutual Fund and Institutional and Professional Securities Services. The Private Asset Management segment provides investment management services to high net worth individuals, families and smaller institutions. The Mutual Fund and Institutional segment provides advisory services to mutual funds, institutional clients and wrap fee programs. The Professional Securities Services segment generates additional income by marketing services to third party investment advisers and professional investors. These services include professional investor clearing services, research sales, market maker trading and trust services. Each business segment represents a grouping of financial activities and products with similar characteristics. These segments result in revenues that are recognized in multiple categories contained in the Company's condensed consolidated statements of income. The following tables of selected financial data, which includes pro forma data (adjusted as if the initial public offering, reorganization and other related transactions had taken place at the beginning of 1999), present the Company's segments in a manner consistent with the way the Company manages its businesses and assesses profitability.

                             RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                   PRIVATE        MUTUAL       PROFESSIONAL
ACTUAL RESULTS FOR THE                              ASSET        FUND AND       SECURITIES
THREE MONTHS ENDED MARCH 31, 2000                 MANAGEMENT   INSTITUTIONAL     SERVICES      TOTAL
---------------------------------                 ----------   -------------   ------------   --------
Net revenues after interest expense.............   $73,539        $55,754        $26,119      $155,412
Operating expenses..............................    37,366         39,250         18,578        95,194
                                                   -------        -------        -------      --------
Net income before taxes.........................   $36,173        $16,504        $ 7,541      $ 60,218
                                                   =======        =======        =======      ========

                                                   PRIVATE        MUTUAL       PROFESSIONAL
ACTUAL RESULTS FOR THE                              ASSET        FUND AND       SECURITIES
THREE MONTHS ENDED MARCH 31, 1999                 MANAGEMENT   INSTITUTIONAL     SERVICES      TOTAL
---------------------------------                 ----------   -------------   ------------   --------
Net revenues after interest expense.............   $63,100        $62,506        $18,981      $144,587
Operating expenses..............................    17,157         39,921         13,289        70,367
                                                   -------        -------        -------      --------
Net income before taxes.........................   $45,943        $22,585        $ 5,692      $ 74,220
                                                   =======        =======        =======      ========

                                                   PRIVATE        MUTUAL       PROFESSIONAL
PRO FORMA RESULTS FOR THE                           ASSET        FUND AND       SECURITIES
THREE MONTHS ENDED MARCH 31, 1999                 MANAGEMENT   INSTITUTIONAL     SERVICES      TOTAL
---------------------------------                 ----------   -------------   ------------   --------
Net revenues after interest expense.............   $63,100        $62,506        $20,010      $145,616
Operating expenses..............................    30,739         38,728         14,944        84,411
                                                   -------        -------        -------      --------
Net income before taxes.........................   $32,361        $23,778        $ 5,066      $ 61,205
                                                   =======        =======        =======      ========

                            ASSETS UNDER MANAGEMENT
                                 (IN MILLIONS)

                                                               PRIVATE        MUTUAL
                                                                ASSET        FUND AND
FOR THE THREE MONTHS ENDED MARCH 31, 2000                     MANAGEMENT   INSTITUTIONAL    TOTAL
-----------------------------------------                     ----------   -------------   --------
Assets under management, beginning of period................   $21,112        $33,287      $54,399
                                                               -------        -------      -------
Net additions (withdrawals).................................        53         (1,211)      (1,158)
Market appreciation.........................................       638          1,591        2,229
                                                               -------        -------      -------
Net increase................................................       691            380        1,071
                                                               -------        -------      -------
Assets under management, end of period......................   $21,803        $33,667      $55,470
                                                               =======        =======      =======

                                                               PRIVATE        MUTUAL
                                                                ASSET        FUND AND
FOR THE THREE MONTHS ENDED MARCH 31, 1999                     MANAGEMENT   INSTITUTIONAL    TOTAL
-----------------------------------------                     ----------   -------------   --------
Assets under management, beginning of period................   $17,905        $37,682      $55,587
                                                               -------        -------      -------
Net additions (withdrawals).................................        24         (2,087)      (2,063)
Market appreciation.........................................     1,054            385        1,439
                                                               -------        -------      -------
Net increase (decrease).....................................     1,078         (1,702)        (624)
                                                               -------        -------      -------
Assets under management, end of period......................   $18,983        $35,980      $54,963
                                                               =======        =======      =======

    The Company reported net income before taxes of $60.2 million for the first quarter ended March 2000, representing a decrease of $14.0 million or 18.9% from $74.2 million compared to the actual results of the first quarter ended March 1999. Net income before taxes of $60.2 million for the first quarter of 2000 represents a decrease of $1.0 million or 1.6% when compared to the pro forma results for the first quarter ended March 1999. Private Asset Management and Professional Securities Services net income before taxes were $36.2 and $7.5 million for the first quarter of 2000, increasing 11.7% and 47.1% respectively, when compared to the pro forma results for the prior year period. These increases were more than offset in Mutual Fund and Institutional where net income before taxes was $16.5 million, a decrease of 30.7% when compared to the pro forma results for the prior year period.

    Net revenues after interest expense increased by $10.8 million for the first quarter of 2000, to $155.4 million, an increase of 7.5% compared to the actual results for the first quarter ended March 1999. The net revenues after interest expense of $155.4 million for the first quarter of 2000 represents an increase of $9.8 million or 6.7% when compared to the pro forma results for the first quarter ended March 1999. Strong results in Private Asset Management and Professional Securities Services were attributable to increased investment advisory fees, commissions and net interest income. Mutual Fund and Institutional net revenues after interest expense decreased due to lower investment advisory and administrative fees.

    PRIVATE ASSET MANAGEMENT. Private Asset Management net revenues after interest expense increased 16.5% to $73.5 million for the first quarter of 2000 from $63.1 million on a pro forma basis for the first quarter of 1999. Investment advisory fees increased 19.5% to $46.5 million for the first quarter of 2000 from $38.9 million for the prior year period due to increased average assets under management. Commissions increased 8.9% to $25.6 million for the first quarter of 2000 from $23.5 million for the prior year period, due to an increase in transaction volume and the addition of three new investment management groups during the second half of 1999.

    MUTUAL FUND AND INSTITUTIONAL. Mutual Fund and Institutional net revenues after interest expense decreased 10.7% to $55.8 million for the first quarter of 2000 from $62.5 million on a pro forma basis for the first quarter of 1999. Investment advisory and administrative fees decreased 8.9% to $50.1 million for the first quarter of 2000 from $55.0 million for the prior year period as a result of decreased average assets under management, primarily due to net asset withdrawals. Commissions decreased $2.0 million or 27.8% as a result of a decrease in share volume.

    PROFESSIONAL SECURITIES SERVICES. Professional Securities Services net revenues after interest expense increased 30.5% to $26.1 million for the first quarter of 2000 from $20.0 million on a pro forma basis for the first quarter of 1999. Principal transactions in securities increased $2.9 million or 138.1% as a result of strong market maker trading. Net interest income increased $1.7 million or 28.3% due to higher average net client balances. Commissions increased $1.4 million or 18.4%. This resulted from an increase in share volume from the research sales and the professional investor clearing services groups.

    OPERATING EXPENSES (ACTUAL). Total operating expenses were $95.2 million for the first quarter ended March 2000, an increase of $24.8 million or 35.2% from $70.4 million for the first quarter of 1999. Employee compensation and benefits increased to $65.9 million for the first quarter ended March 2000, up $22.6 million or 52.2 % from $43.3 million for the same period in 1999. As a result of the Company's reorganization, principals who previously received distributions of capital are now compensated as employees. Compensation for employees who formerly were principals, not previously reported as compensation, for the first quarter of 2000 was $15.4 million. Also included in employee compensation and benefits in the first quarter of 2000 is a $750,000 restructuring charge for employee termination benefits related to a decision to outsource certain administrative activities in the Mutual Fund and Institutional segment. Information technology increased to $5.2 million in the first quarter of 2000, up $1.0 million or 23.8% from $4.2 million for the same period of 1999 due primarily to increases in third party processing from increased securities transactions, as well as increases in market data services, software licenses and maintenance agreements. Rent and occupancy increased to $4.2 million in the first quarter of 2000, up $1.1 million or 35.5% from $3.1 million for the same period of 1999 primarily due to additional office space needed to accommodate increases in staffing levels. Distribution and fund administration decreased to $4.4 million in the first quarter of 2000, down $0.8 million or 15.4% from $5.2 million for the same period of 1999 as a result of decreased average mutual fund assets under management. A reclassification was recorded in both quarters ended March 2000 and 1999, to present gross, administrative fees received by the Company from their mutual funds and paid to third party administrators as fund administration expense, previously presented net. Depreciation and amortization increased to $2.5 million in the first quarter of 2000, up $0.4 million or 19.0% from $2.1 million for the same period of 1999 due primarily to amortization of new leasehold improvements and depreciation resulting from new capital expenditures on technology-related equipment. Other expenses increased to $5.5 million in the first quarter of 2000, up $1.1 million or 25.0% from $4.4 million for the same period of 1999 due primarily to increases in travel and entertainment and office expenses.

    OPERATING EXPENSES (PRO FORMA). Total operating expenses were $95.2 million for the first quarter ended March 2000, an increase of $10.8 million or 12.8% from $84.4 million for the first quarter of 1999. Employee compensation and benefits increased to $65.9 million for the first quarter ended March 2000, up $8.6 million or 15.0% from $57.3 million for the same period in 1999.

    TAXES (ACTUAL). Taxes increased to $20.0 million in the first quarter of 2000, up $17.6 million from $2.4 million in the first quarter of 1999. This increase is attributable to the Company's initial public offering and reorganization in October 1999. The first quarter of 2000 provision for income taxes includes federal, state and local taxes at the Company's effective tax rate, as a corporation, of approximately 43.3% less a financial statement tax benefit of $6.1 million related to the change in the price of the Company's stock from December 31, 1999 to March 31, 2000, in connection with the Company's defined contribution stock incentive plan. Taxes for the first quarter of 1999 reflect unincorporated business taxes incurred as a partnership and state and local taxes. In March, 2000, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 is effective on and after July 1, 2000, except for certain items which require an earlier implementation date. The Company presently adjusts the carrying value of the deferred tax asset relating to unvested shares in the defined contribution stock incentive plan based upon fluctuations in the price of its common stock if below the stock price on the contribution date. FIN 44 requires that the deferred tax asset be determined by the compensation expense recognized for financial reporting purposes rather than by adjusting the carrying value of the deferred tax asset based upon changes in the price of a company's stock. Accordingly, at June 30, 2000, the Company will fix the carrying value of its deferred tax asset for unvested shares in its defined contribution stock incentive plan, based upon the price of its common stock at the close of business that day.

    TAXES (PRO FORMA). Taxes decreased to $20.0 million in the first quarter of 2000, down $6.5 million or 24.5% primarily due to the $6.1 million financial statement tax benefit related to the change in the price of the Company's stock.

ACTUAL AND PRO FORMA OPERATING RESULTS

    The following table sets forth the Company's actual and pro forma condensed consolidated statements of income for the three months ended March 31, 2000 and 1999, respectively:

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                               ACTUAL     PRO FORMA
                                                                2000         1999
                                                              ---------   ----------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
REVENUES
Investment advisory and administrative fees.................  $ 96,951     $ 94,606
Commissions.................................................    39,828       38,351
Interest....................................................    51,025       40,251
Principal transactions in securities........................     5,076        2,085
Clearance fees..............................................     3,622        2,813
Other income................................................       838        1,069
                                                              --------     --------
    GROSS REVENUES..........................................   197,340      179,175
Interest expense............................................    41,928       33,559(1)
                                                              --------     --------
    NET REVENUES AFTER INTEREST EXPENSE.....................   155,412      145,616
                                                              --------     --------
OPERATING EXPENSES:
Employee compensation and benefits..........................    65,933       57,305(2)
Information technology......................................     5,221        4,182
Rent and occupancy..........................................     4,164        3,145
Brokerage, clearing and exchange fees.......................     2,843        3,021
Advertising and sales promotion.............................     2,452        2,716
Distribution and fund administration........................     4,392        5,219
Professional fees...........................................     2,277        2,364
Depreciation and amortization...............................     2,460        2,095
Other expenses..............................................     5,452        4,364
                                                              --------     --------
    TOTAL OPERATING EXPENSES................................    95,194       84,411
                                                              --------     --------
    NET INCOME BEFORE TAXES.................................    60,218       61,205
Provision for income taxes..................................    19,977       26,502(3)
                                                              --------     --------
    NET INCOME..............................................  $ 40,241     $ 34,703
                                                              ========     ========
NET INCOME PER COMMON SHARE
  Basic and diluted:
    Net income per share....................................  $   0.81     $   0.69(4)
                                                              ========     ========
    Weighted average common shares outstanding..............    49,476       50,022
                                                              ========     ========

See accompanying notes to actual and pro forma condensed consolidated statements of income.

BASIS OF PRESENTATION

    The 1999 pro forma condensed consolidated statement of income was prepared as if the Company's initial public offering, reorganization and other related transactions had taken place at the beginning of 1999. The pro forma condensed consolidated statement of income is not necessarily indicative of the results that would have been achieved had the pro forma adjustments occurred on this date or that may be achieved in the future.

    These actual and pro forma condensed consolidated statements of income and notes should be read in conjunction with the actual and pro forma condensed consolidated statements of income and the related notes included in the Company's 1999 Annual Report on Form 10-K.

NOTES TO PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME

(1) Reflects decrease in interest expense related to the use of proceeds to repay a portion of the NB Associates subordinated note and other short-term borrowings. In addition, the amount reflects the change in interest expense related to the financing of the remaining portion of the NB Associates subordinated liability.

(2) Because Neuberger Berman had operated as a partnership, there was no actual historical measure of the compensation and benefits that would have been paid, in corporate form, to the principals for services rendered prior to October 7, 1999. Accordingly, this adjustment is made to reflect compensation amounts, based on the new employment agreements for principals, which became effective on October 8, 1999. The pro forma adjustment for principals' compensation and benefits for the period ended March 31, 1999 has been determined as if the new employment agreements had been in place during this period.

(3) Reflects a provision for federal, state and local taxes in corporate form at an effective rate of approximately 43% and reverses actual unincorporated business tax and state and local taxes.

(4) Pro forma basic and diluted earnings per share were calculated by dividing pro forma net income by weighted average common shares outstanding.

    Certain prior period amounts have been reclassified to conform with the current periods' financial statement presentation.

CAPITAL RESOURCES AND LIQUIDITY

    The Company's investment advisory business does not require it to maintain significant capital balances. However, as a result of the Company's broker-dealer activities, its condensed consolidated statements of financial condition include higher levels of assets and liabilities than is typical for an investment adviser of its size. The Company's broker-dealer activities provide financing, trade execution, clearing and custody services for clients of the Private Asset Management, Mutual Fund and Institutional and Professional Securities Services segments.

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

    It is the Company's policy to continuously monitor and evaluate the adequacy of its capital. The Company has consistently maintained net capital in excess of the regulatory requirements prescribed by the Securities and Exchange Commission (the "SEC") and other regulatory authorities. At March 31, 2000, the Company's regulatory net capital exceeded the minimum requirement by approximately $146.7 million. The SEC net capital rule imposes financial restrictions which are more severe than those imposed on most other businesses. In addition, the debt covenants related to NB, LLC's subordinated note include certain covenants that limit the percentage by which the aggregate unpaid principal amount of subordinated liabilities exceed total regulatory capital and impose a dollar amount below which total ownership equity cannot fall. The Company believes that its cash flow from operations and existing committed and uncommitted lines of credit will be more than adequate to meet its anticipated capital requirements and debt and other obligations as they come due.

    On October 28, 1999, the Company's Board of Directors authorized a discretionary repurchase of up to $50 million of the Company's common stock. The authorization stated that purchases may be made from time to time in the open market and in negotiated transactions, subject to market conditions. As of March 31, 2000, 682,385 shares had been repurchased for approximately $17.5 million. The source of the funds for these purchases was internally generated.

ITEM 3.--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK

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

    Equity price risk generally means the risk of loss that may result from the potential change in the value of a financial instrument as a result of absolute and relative price movements, price volatility or changes in liquidity, over which the Company has no control. The Company's market making activities expose its capital to potential equity price risk. To mitigate this risk, strict limits are imposed on both the trading desk and individual traders. In addition, the Company's monthly average net long position for its market making activities was $2.1 and $1.6 million during the three months ended March 31, 2000 and 1999, respectively.

PART II--OTHER INFORMATION

ITEM 1.--LEGAL PROCEEDINGS

    In the normal course of business, the Company is subject to various legal proceedings. However, in management's opinion, based on currently available information, there are no legal proceedings pending against the Company or any of its subsidiaries that would have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 6.--EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      11  Computation of Net Income per Common Share.

      27  Financial Data Schedule.

(b) Form 8-K filed January 31, 2000. On January 25, 2000, Neuberger Berman Inc. reported results of operations for the three and twelve months ended December 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       NEUBERGER BERMAN INC.

May 11, 2000                                           By:  /s/ ROBERT MATZA
                                                            ----------------------------------------
                                                            Name: Robert Matza
                                                            Title: Chief Administrative Officer

May 11, 2000                                           By:  /s/ PHILIP AMBROSIO
                                                            ----------------------------------------
                                                            Name: Philip Ambrosio
                                                            Title: Chief Financial Officer