Form 10-Q
period 2000-06-30
NEUBERGER BERMAN INC
filed 2000-08-11
CIK 1068144

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                                ---------------

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED JUNE 30, 2000
                                       OR

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

   -------------------------------------------------------------------------

   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

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

         48,920,216 shares of Common Stock, par value $.01 per share, were outstanding on July 31, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             NEUBERGER BERMAN INC.
                                   FORM 10-Q
                                     INDEX

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION

Item 1.--Financial Statements...............................      3

  Condensed Consolidated Statements of Financial Condition
    As of June 30, 2000 (Unaudited) and December 31, 1999...      3

  Condensed Consolidated Statements of Income (Unaudited)
    For the Three and Six Months Ended June 2000 and 1999...      4

  Condensed Consolidated Statements of Cash Flows
    (Unaudited) For the Six Months Ended June 2000 and
    1999....................................................      5

  Notes to Condensed Consolidated Financial Statements
    (Unaudited).............................................      6

Item 2.-- Management's Discussion and Analysis of Financial
         Condition and Results of Operations................     11

Item 3.--Quantitative and Qualitative Disclosures About
  Risk......................................................     20

PART II--OTHER INFORMATION

Item 1.--Legal Proceedings..................................     20

Item 6.--Exhibits and Reports on Form 8-K...................     21

Signatures..................................................     22

Exhibit Index...............................................     23

Exhibits

NOTE: FORWARD LOOKING STATEMENTS

    Statements regarding the Company's expectations and beliefs as to its future operations, plans or financial condition and certain other information contained in this Form 10-Q or in documents incorporated herein by reference, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations and beliefs are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations or beliefs. Factors which could cause actual results to differ from expectations or beliefs include, without limitation, the adverse effect from a decline in the securities markets or if the Company's products' performance declines, a general downturn in the economy, changes in government policy or regulation, inability of the Company to attract or retain key employees and unforeseen costs and other effects related to legal proceedings or investigations by governmental and self-regulatory organizations.

PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              JUNE 30, 2000   DECEMBER 31, 1999
                                                              -------------   -----------------
                                                               (UNAUDITED)
ASSETS
Cash and cash equivalents...................................   $  101,086        $   91,010
Cash and securities segregated for the exclusive benefit of
  clients...................................................      456,558           777,341
Cash and securities deposited with clearing organizations...        3,974             3,910
Securities purchased under agreements to resell.............       10,030           530,300
Receivable from brokers, dealers and clearing
  organizations.............................................    2,175,938         1,873,259
Receivable from clients.....................................      839,535           432,814
Securities owned, at market value...........................       21,725            20,266
Fees receivable.............................................       25,854            23,149
Furniture, equipment and leasehold improvements, at cost,
  net of accumulated depreciation and amortization of
  $20,782 and $16,195 at June 30, 2000 and December 31,
  1999, respectively........................................       40,566            32,192
Other assets................................................       69,643            63,367
                                                               ----------        ----------
    Total assets............................................   $3,744,909        $3,847,608
                                                               ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Bank loans................................................   $  171,000        $       --
  Securities sold under agreements to repurchase............      309,818           531,762
  Payable to brokers, dealers and clearing organizations....    1,336,945         1,017,483
  Payable to clients........................................    1,426,958         1,871,323
  Securities sold but not yet purchased, at market value....       69,718            34,172
  Other liabilities and accrued expenses....................       93,120           109,066
                                                               ----------        ----------
                                                                3,407,559         3,563,806
                                                               ----------        ----------
Subordinated liability......................................       35,000            35,000
                                                               ----------        ----------
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized, none issued at June 30, 2000 and December
    31, 1999................................................           --                --
  Common stock, $.01 par value; 250,000,000 shares
    authorized; 50,021,920 shares issued; 49,027,440 and
    49,716,220 shares outstanding at June 30, 2000 and
    December 31, 1999, respectively.........................          500               500
  Paid-in capital...........................................      331,077           331,077
  Retained (deficit)........................................         (674)          (74,701)
                                                               ----------        ----------
                                                                  330,903           256,876
Less: treasury stock, at cost, of 994,480 and 305,700 shares
  at June 30, 2000 and December 31, 1999, respectively......      (28,553)           (8,074)
                                                               ----------        ----------
    Total stockholders' equity..............................      302,350           248,802
                                                               ----------        ----------
    Total liabilities and stockholders' equity..............   $3,744,909        $3,847,608
                                                               ==========        ==========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                          ENDED JUNE 30,         ENDED JUNE 30,
                                                       ---------------------   -------------------
                                                         2000        1999        2000       1999
                                                       ---------   ---------   --------   --------
REVENUES:
Investment advisory and administrative fees..........  $100,580     $94,565    $197,531   $189,171
Commissions..........................................    33,241      35,897      73,069     74,248
Interest.............................................    56,809      36,488     107,834     76,739
Principal transactions in securities.................     3,698       3,031       8,774      5,115
Clearance fees.......................................     3,276       2,401       6,898      5,214
Other income.........................................     1,613       1,784       2,451      2,854
                                                       --------     -------    --------   --------
    GROSS REVENUES...................................   199,217     174,166     396,557    353,341
Interest expense.....................................    47,407      30,565      89,335     65,153
                                                       --------     -------    --------   --------
    NET REVENUES AFTER INTEREST EXPENSE..............   151,810     143,601     307,222    288,188
                                                       --------     -------    --------   --------

OPERATING EXPENSES:
Employee compensation and benefits...................    61,307      43,494     127,240     86,755
Information technology...............................     6,005       4,765      11,226      8,947
Rent and occupancy...................................     4,454       3,412       8,618      6,557
Brokerage, clearing and exchange fees................     2,202       2,156       5,045      5,177
Advertising and sales promotion......................     1,202       3,407       3,654      6,123
Distribution and fund administration.................     4,448       5,067       8,840     10,286
Professional fees....................................     2,819       2,570       5,096      4,934
Depreciation and amortization........................     2,060       2,796       4,520      4,891
Other expenses.......................................     5,709       4,521      11,161      8,885
                                                       --------     -------    --------   --------
    TOTAL OPERATING EXPENSES.........................    90,206      72,188     185,400    142,555
                                                       --------     -------    --------   --------
    NET INCOME BEFORE TAXES..........................    61,604      71,413     121,822    145,633
Taxes................................................    22,899       2,132      42,876      4,552
                                                       --------     -------    --------   --------
    NET INCOME.......................................  $ 38,705     $69,281    $ 78,946   $141,081
                                                       ========     =======    ========   ========

NET INCOME PER SHARE OF COMMON STOCK
  Net income per share--Basic........................  $   0.79     $  1.62    $   1.60   $   3.30
                                                       ========     =======    ========   ========
  Net income per share--Diluted......................  $   0.78     $  1.62    $   1.60   $   3.30
                                                       ========     =======    ========   ========
  Weighted average common shares
    outstanding--Basic...............................    49,174      42,727      49,325     42,727
                                                       ========     =======    ========   ========
  Weighted average common shares
    outstanding--Diluted.............................    49,473      42,727      49,475     42,727
                                                       ========     =======    ========   ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                               FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,
                                                              --------------------
                                                                2000       1999
                                                              --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..................................................  $ 78,946   $ 141,081
Adjustments to reconcile net income to net cash provided by
  operating activities--
  Depreciation and amortization.............................     4,520       4,891
  Benefit for deferred taxes................................    (9,750)         --
(Increase) decrease in operating assets--
  Cash and securities segregated for the exclusive benefit
    of clients..............................................   320,783      87,615
  Cash and securities deposited with clearing
    organizations...........................................       (64)        (32)
  Securities purchased under agreements to resell...........   520,270     400,369
  Receivable from brokers, dealers and clearing
    organizations...........................................  (302,679)    466,381
  Receivable from clients...................................  (406,721)   (195,079)
  Securities owned, at market value.........................    (1,459)     (5,154)
  Fees receivable...........................................    (2,705)      1,053
  Other assets..............................................     3,474       1,821
Increase (decrease) in operating liabilities--
  Bank loans................................................   171,000       4,000
  Securities sold under agreements to repurchase............  (221,944)   (386,246)
  Payable to brokers, dealers and clearing organizations....   319,462    (266,108)
  Payable to clients........................................  (444,365)    (53,285)
  Securities sold but not yet purchased, at market value....    35,546     (31,868)
  Other liabilities and accrued expenses....................   (15,946)     (7,358)
                                                              --------   ---------
    Net cash provided by operating activities...............    48,368     162,081
                                                              --------   ---------
CASH FLOWS FROM INVESTING ACTIVITY:
  Payments for purchases of furniture, equipment and
    leasehold improvements..................................   (12,894)     (6,818)
                                                              --------   ---------
    Cash used in investing activity.........................   (12,894)     (6,818)
                                                              --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from capital contributions.......................        --         525
  Payments for capital withdrawals..........................        --        (525)
  Payments for capital distributions........................        --    (143,085)
  Payments for dividends--Neuberger Berman Management
    Inc.....................................................        --     (15,957)
  Payments for dividends--Neuberger Berman Inc..............    (4,919)         --
  Purchase of treasury stock--Neuberger Berman Inc..........   (20,479)         --
                                                              --------   ---------
    Net cash used in financing activities...................   (25,398)   (159,042)
                                                              --------   ---------
    Net increase (decrease) in cash and cash equivalents....    10,076      (3,779)
CASH AND CASH EQUIVALENTS, beginning of period..............    91,010      50,383
                                                              --------   ---------
CASH AND CASH EQUIVALENTS, end of period....................  $101,086   $  46,604
                                                              ========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest................................................  $ 88,456   $  65,263
    Taxes...................................................    62,881       1,276

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

    Neuberger Berman Inc. ("NBI") was organized as a Delaware corporation on August 13, 1998. NBI was formed to be the holding company for Neuberger Berman, LLC ("NB, LLC") and Neuberger Berman Management Inc. ("NBMI"), and to allow for the issuance of its common stock (the "Common Stock"). On October 7, 1999, the principals of NB, LLC and the shareholders of NBMI exchanged their ownership interests for shares of NBI and on October 13, 1999, NBI completed its initial public offering.

    The condensed consolidated financial statements include the accounts of NBI and its subsidiaries. NBI's wholly owned subsidiaries are NB, LLC, a Delaware limited liability company, and its subsidiaries, and NBMI, a New York corporation (collectively, the "Company"). NB, LLC's significant wholly owned subsidiaries are Neuberger Berman Trust Company, a non-depository trust company chartered under the New York Banking Law, Neuberger Berman Trust Company of Delaware, a non-depository limited purpose trust company chartered under the Delaware Banking Code and Neuberger Berman Trust Company of Florida, a Florida corporation authorized to engage in trust business chartered under the Florida Banking Law. Material intercompany transactions and balances have been eliminated in consolidation.

    The Company is a registered investment adviser providing investment management services to high net worth clients, mutual funds and institutional clients. As a registered investment adviser, the Company manages equity, fixed income, balanced, socially responsive and international portfolios for individuals, families, endowments, foundations, trusts and employee benefit plans. In addition, the Company advises the Neuberger Berman family of funds. As a registered broker-dealer, the Company executes securities transactions for its clients and others and provides prime brokerage and correspondent clearing services to other firms.

2. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of condensed consolidated financial condition and results of operations for the periods presented have been included. All adjustments are of a normal and recurring nature. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1999 Annual Report on Form 10-K and the condensed consolidated financial statements and the related notes included in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000. Certain prior period amounts have been reclassified to conform to the presentation for the three and six months ended June 30, 2000.

3. EMPLOYEE COMPENSATION AND BENEFITS

    Prior to the initial public offering completed on October 13, 1999, the Company historically distributed substantially all of its net income to its principals and shareholders in the form of capital distributions and dividends, respectively. Certain shareholders of NBMI were also paid through compensation expense. Accordingly, for the three and six months ended June 30, 1999, employee compensation and benefits include approximately $7,786,000 and $15,690,000, respectively, of payments made to NBMI shareholders.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

                                  (UNAUDITED)

4. NET CAPITAL

    NB, LLC and NBMI, as registered broker-dealers and member firms of the New York Stock Exchange, Inc. ("NYSE") and the National Association of Securities Dealers, Inc., respectively, are subject to the Uniform Net Capital Rule 15c3-1 (the "Rule") of the Securities Exchange Act of 1934, which requires that broker-dealers maintain a minimum level of net capital, as defined. As of June 30, 2000, NB, LLC and NBMI had net capital of approximately $171,797,000 and $22,620,000, respectively, which exceeded their requirements by approximately $140,770,000 and $22,370,000, respectively.

    The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer would be less than the amount required under the Rule. Accordingly, at June 30, 2000, the payments of dividends and advances to the Company by NB, LLC and NBMI is limited to $94,229,000 and $22,320,000, respectively, under the most restrictive of these requirements.

5. NET INCOME PER SHARE OF COMMON STOCK

    Net income per share of common stock is computed using the weighted average number of shares of common stock and potential common stock outstanding. Potential common stock is comprised of stock issuable under stock options. The treasury stock method is used in computing the potential common stock for the computation of diluted earnings per share of common stock. Basic earnings per share differs from diluted earnings per share in that dilution for potential common stock is excluded.

    For purposes of determining weighted average shares outstanding for the periods prior to the Company's reorganization in October 1999, the outstanding shares were determined based upon the conversion ratio to effect the exchange of principals' capital and shareholders' equity for Common Stock. Pro rata distributions of earnings and capital to the principals were not considered to effect outstanding shares.

6. CONTINGENCIES

    In the normal course of business, the Company is subject to various legal proceedings. In the opinion of management, based on discussions with legal counsel, the resolution of pending proceedings will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

7. INCOME TAXES

    Upon completion of NBI's initial public offering, it became subject to U.S. federal, state and local corporate income taxes. Accordingly, the Company accounts for taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company's net deferred tax asset as of June 30, 2000, is primarily attributable to deferred tax assets resulting from compensation and benefits and depreciation and amortization and deferred tax liabilities resulting from unrealized gains on marketable securities. Management of the Company has not established a valuation allowance for its net deferred tax asset because they conclude that it is more likely than not the benefit will be realized.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

                                  (UNAUDITED)

7. INCOME TAXES (CONTINUED)
    The Company's effective tax rate for the period ended June 30, 2000, includes a benefit related to the upward movement in the price of the Common Stock from the last measurement date as applied to the unvested shares in the Company's defined contribution stock incentive plan (the "Stock Incentive Plan"). The final benefit will be determined when the restricted shares vest. For the period ended June 30, 1999, the Company's effective tax rate includes a rate benefit attributable to the Company generally not being subject to corporate taxes on its earnings prior to its conversion to corporate form.

    In March 2000, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("FIN 44"). During the first two quarters of this year, the Company adjusted, based upon the price of the Common Stock at the close of business on the last day of each quarter, the carrying value of the deferred tax asset that relates to unvested shares in the Stock Incentive Plan. The adjustments were made based upon quarter to quarter comparisons. FIN 44 is effective on or after July 1, 2000 (except for certain aspects which require earlier implementation) and no longer requires a corporation to adjust the deferred tax carrying value. FIN 44 now requires that the deferred tax asset be determined by the compensation expense recognized for financial reporting purposes. Accordingly, at June 30, 2000, the Company has fixed the carrying value of its deferred tax asset for unvested shares in its Stock Incentive Plan, based upon the price of NBI's Common Stock at the close of business that day.

8. SEGMENT INFORMATION

    Under the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has three reportable segments:
Private Asset Management, Mutual Fund and Institutional and Professional Securities Services. The Private Asset Management segment provides asset management services to high net worth individuals, families and smaller institutions. Its revenues are principally investment advisory fees and commissions. The Mutual Fund and Institutional segment provides advisory and administrative services to mutual funds, institutional clients and wrap fee programs. Its revenues are principally investment advisory and administrative fees and commissions. The Professional Securities Services segment generates income primarily by providing services to third party investment advisers and professional investors. These services include professional investor clearing services, research sales, market maker trading and trust services. The revenues derived by this segment are principally commissions, net interest income and clearance fees.

    The Company does not record revenue from transactions between segments (referred to as intersegment revenues).

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

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

                                  (UNAUDITED)

8. SEGMENT INFORMATION (CONTINUED)
    Summarized financial information for the Company's reportable segments is presented in the following tables (in thousands):

                                             FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                      JUNE 30,                     JUNE 30,
                                             ---------------------------   -------------------------
                                                 2000           1999          2000          1999
                                             ------------   ------------   -----------   -----------
PRIVATE ASSET MANAGEMENT
Net revenues after interest expense........    $ 72,002       $ 66,027      $145,541      $129,127
Net income before taxes....................    $ 34,821       $ 47,048      $ 70,994      $ 92,991

MUTUAL FUND & INSTITUTIONAL
Net revenues after interest expense........    $ 54,589       $ 57,716      $110,343      $120,222
Net income before taxes....................    $ 18,459       $ 19,637      $ 34,963      $ 42,223

PROFESSIONAL SECURITIES SERVICES
Net revenues after interest expense........    $ 25,219       $ 19,858      $ 51,338      $ 38,839
Net income before taxes....................    $  8,324       $  4,728      $ 15,865      $ 10,419

TOTAL
Net revenues after interest expense........    $151,810       $143,601      $307,222      $288,188
Net income before taxes....................    $ 61,604       $ 71,413      $121,822      $145,633

9. SUBSEQUENT EVENTS

    On July 18, 2000, the Board of Directors of NBI declared a quarterly cash dividend on its Common Stock in the amount of $0.10 per share. The dividend will be payable on August 15, 2000, to stockholders of record at the close of business on August 1, 2000.

    In addition, on July 18, 2000, the Board of Directors of NBI adopted, upon the recommendation of its compensation committee, two plans that will facilitate employee stock ownership, an Employee Stock Purchase Plan (the "ESPP") and the Wealth Accumulation Plan (the "Plan").

    The ESPP provides that employees may elect to acquire the Common Stock through payroll deductions, on an after tax basis, at a 15% discount from market value of NBI Common Stock. Employees may not transfer the Common Stock acquired through the ESPP for one year from purchase date. In accordance with the terms and provisions of the ESPP, employees are precluded from acquiring, on an annual basis, shares of Common Stock that have an aggregate purchase price (as defined in the ESPP documentation) in excess of $10,000. There are 500,000 shares of Common Stock currently available for purchase during the term of the ESPP, which is ten years. It is expected that NBI will acquire shares to fund the ESPP through open market transactions. The ESPP will be voted upon by stockholders of NBI at their Annual Meeting in 2001.

    The Plan provides that on an annual basis, employees who are eligible for a bonus may elect to defer all or a portion of their bonus and employees who receive commissions and other direct pay, may elect to defer a portion of such compensation, in each case, up to 20% of total compensation, with a maximum deferral of up to the lesser of $500,000 or 100% of any bonus, as the case may be. Amounts deferred by employees will be used to acquire, on a pretax basis, Common Stock at a 25% discount from the market value of the NBI Common Stock. Any stock so acquired is restricted with respect to transfer or sale for a

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

                                  (UNAUDITED)

9. SUBSEQUENT EVENTS (CONTINUED)
period of three years (during which time the employee is required to render service to the Company) from the respective bonus payment or commission payment date, as such terms are defined in the Plan. Unlike the ESPP, cash amounts credited to a participant's deferral account and shares of Common Stock acquired through the Plan are subject to forfeiture in certain events of termination of employment. There are 1,000,000 shares of Common Stock currently available for purchase during the term of the Plan (which is of unlimited duration). The Plan is intended to be "broadly-based" within the meaning of certain of the rules of the NYSE Listed Company Manual and therefore, participation by officers of the Company may be limited. Unearned compensation expense associated with the restricted stock grants represents the market value of NBI Common Stock at the date of grant, and is recognized as a charge to income ratably over the vesting period.

    It is anticipated that the ESPP and the Plan will become effective during September 2000.

ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT

    Reversing generally strong performance from January through March, equities generally declined in the second quarter. The NASDAQ composite was the worst performing broad index (-13.3%), driven by a downturn in technology stocks. Small and medium capitalization growth stocks fared more poorly than their value counterparts, although in the large capitalization spectrum growth stocks continued to outpace value stocks. As spotty evidence developed of a slowing domestic economy, fixed income markets were firm in the period.

    For the first time in several quarters, mutual funds, including sub-advised accounts, had positive net cash inflows totaling $98 million. Institutional separate accounts showed net outflows, primarily in our fixed income business, but at $257 million for the quarter, the rate was significantly reduced from first quarter levels of $640 million. Consulting services experienced net outflows of $50 million for the quarter. In private asset management, our national sales force introduced net new assets in the quarter of $222 million, slightly ahead of the pace in the first quarter of $206 million.

    Overall, investment performance was mixed in the quarter but strong year to date. Despite the challenging equity markets, 9 out of our 11 equity funds, representing 97% of equity mutual fund assets, outperformed their respective benchmarks in the first half of the year.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 2000 AND 1999

    The Company is segregated into three major business segments: Private Asset Management, Mutual Fund and Institutional and Professional Securities Services. The Private Asset Management segment provides asset management services to high net worth individuals, families and smaller institutions. The Mutual Fund and Institutional segment provides advisory and administrative services to mutual funds, institutional clients and wrap fee programs. The Professional Securities Services segment generates income primarily by providing services to third party investment advisers and professional investors. These services include professional investor clearing services, research sales, market maker trading and trust services. Each business segment represents a grouping of financial activities and products with similar characteristics. These segments result in revenues that are recognized in multiple categories contained in the Company's condensed consolidated statements of income. The following tables of selected financial data, which includes pro forma data (adjusted as if the initial public offering, reorganization and other related transactions had taken place at the beginning of 1999), present the Company's segments in a manner consistent with the method the Company applies to manage its businesses and assess profitability.

                             RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                   PRIVATE        MUTUAL       PROFESSIONAL
ACTUAL RESULTS FOR THE                              ASSET        FUND AND       SECURITIES
THREE MONTHS ENDED JUNE 30, 2000                  MANAGEMENT   INSTITUTIONAL     SERVICES      TOTAL
--------------------------------                  ----------   -------------   ------------   --------
Net revenues after interest expense.............   $72,002        $54,589        $25,219      $151,810
Operating expenses..............................    37,181         36,130         16,895        90,206
                                                   -------        -------        -------      --------
Net income before taxes.........................   $34,821        $18,459        $ 8,324      $ 61,604
                                                   =======        =======        =======      ========

                                                   PRIVATE        MUTUAL       PROFESSIONAL
ACTUAL RESULTS FOR THE                              ASSET        FUND AND       SECURITIES
THREE MONTHS ENDED JUNE 30, 1999                  MANAGEMENT   INSTITUTIONAL     SERVICES      TOTAL
--------------------------------                  ----------   -------------   ------------   --------
Net revenues after interest expense.............   $66,027        $57,716        $19,858      $143,601
Operating expenses..............................    18,979         38,079         15,130        72,188
                                                   -------        -------        -------      --------
Net income before taxes.........................   $47,048        $19,637        $ 4,728      $ 71,413
                                                   =======        =======        =======      ========

                                                   PRIVATE        MUTUAL       PROFESSIONAL
PRO FORMA RESULTS FOR THE                           ASSET        FUND AND       SECURITIES
THREE MONTHS ENDED JUNE 30, 1999                  MANAGEMENT   INSTITUTIONAL     SERVICES      TOTAL
--------------------------------                  ----------   -------------   ------------   --------
Net revenues after interest expense.............   $66,027        $57,716        $21,114      $144,857
Operating expenses..............................    33,238         36,990         16,737        86,965
                                                   -------        -------        -------      --------
Net income before taxes.........................   $32,789        $20,726        $ 4,377      $ 57,892
                                                   =======        =======        =======      ========

                            ASSETS UNDER MANAGEMENT
                                 (IN MILLIONS)

                                                           PRIVATE            MUTUAL
                                                            ASSET            FUND AND
FOR THE THREE MONTHS ENDED JUNE 30, 2000                MANAGEMENT(1)   INSTITUTIONAL(1)(2)    TOTAL
----------------------------------------                -------------   -------------------   --------
Assets under management, beginning of period..........     $22,213            $33,257         $55,470
                                                           -------            -------         -------
Net additions (withdrawals)...........................         196               (209)            (13)
Market depreciation...................................        (613)              (438)         (1,051)
                                                           -------            -------         -------
Net decrease..........................................        (417)              (647)         (1,064)
                                                           -------            -------         -------
Assets under management, end of period................     $21,796            $32,610         $54,406
                                                           =======            =======         =======

                                                           PRIVATE           MUTUAL
                                                            ASSET           FUND AND
FOR THE THREE MONTHS ENDED JUNE 30, 1999                MANAGEMENT(1)   INSTITUTIONAL(1)    TOTAL
----------------------------------------                -------------   ----------------   --------
Assets under management, beginning of period..........     $19,335          $35,628        $54,963
                                                           -------          -------        -------
Net additions (withdrawals)...........................         192           (2,451)        (2,259)
Market appreciation...................................       1,307            2,753          4,060
                                                           -------          -------        -------
Net increase..........................................       1,499              302          1,801
                                                           -------          -------        -------
Assets under management, end of period................     $20,834          $35,930        $56,764
                                                           =======          =======        =======

NOTE 1: Segment assets under management and related market flows for prior periods have been classified to reflect presentation consistent with current period segment reporting.

NOTE 2: For the three months ended June 30, 2000, Mutual Fund and Institutional includes $76 million of client assets invested in the Fund Advisory Service wrap mutual fund program with third party funds.

    The Company reported net income before taxes of $61.6 million for the second quarter ended June 2000, which represents a decrease of $9.8 million or 13.7% from the actual results for the comparable period in 1999. Net income before taxes of $61.6 million for the second quarter of 2000 represents an increase of $3.7 million or 6.4% when compared to the pro forma results for the second quarter ended June 1999. Private Asset Management and Professional Securities Services had respective net income before taxes of $34.8 and $8.3 million for the second quarter of 2000, increasing 6.2% and 90.2% respectively, when compared to the pro forma results for the prior year period. Net income before taxes for the Mutual Fund and Institutional segment was $18.5 million, which reflects a decrease of 10.9% when compared to the pro forma results for the prior year's period, and offset some of the increases in net income before taxes of the Private Asset Management and Professional Securities Services segments.

    Net revenues after interest expense increased by $8.2 million for the second quarter of 2000, to $151.8 million, an increase of 5.7% compared to the actual results for the second quarter ended June 1999. Net revenues after interest expense of $151.8 million for the second quarter of 2000 represent an increase of $7.0 million or 4.8% when compared to the pro forma results for the second quarter ended June 1999. The strong results in Private Asset Management and Professional Securities Services are primarily attributable to increased investment advisory fees and clearance income and principal transactions, respectively. Mutual Fund and Institutional net revenues after interest expense decreased due to lower investment advisory and administrative fees and commissions.

    PRIVATE ASSET MANAGEMENT. Private Asset Management net revenues after interest expense increased 9.0% to $72.0 million for the second quarter of 2000 from $66.0 million on a pro forma basis for the second quarter of 1999. Investment advisory fees increased 19.4% to $48.6 million for the second quarter of 2000 from $40.7 million for the pro forma prior year period due to increased average assets under management. Commissions decreased 9.6% to $22.1 million for the second quarter of 2000 from $24.5 million for the pro forma prior year period, due to a decrease in transaction volume.

    MUTUAL FUND AND INSTITUTIONAL. Mutual Fund and Institutional net revenues after interest expense decreased 5.4% to $54.6 million for the second quarter of 2000 from $57.7 million on a pro forma basis for the second quarter of 1999. Investment advisory and administrative fees decreased 4.3% to $51.5 million for the second quarter of 2000 from $53.8 million for the pro forma prior year period as a result of decreased average assets under management, primarily due to net asset withdrawals. Commissions decreased by $1.0 million or 26.5% as a result of a decrease in transaction volume.

    PROFESSIONAL SECURITIES SERVICES. Professional Securities Services net revenues after interest expense increased 19.4% to $25.2 million for the second quarter of 2000 from $21.1 million on a pro forma basis for the second quarter of 1999. Principal transactions in securities increased by $0.8 million or 26.6% while net interest income increased by $1.8 million or 28.3% and commissions increased by $0.7 million or 8.3%.

    OPERATING EXPENSES (ACTUAL). Total operating expenses were $90.2 million for the second quarter ended June 2000, an increase of $18.0 million or 25.0% from $72.2 million for the second quarter of 1999. Employee compensation and benefits increased to $61.3 million for the second quarter ended June 2000, up $17.8 million or 41.0% from $43.5 million for the same period in 1999. As a result of the Company's reorganization, principals who previously received distributions of capital are now compensated as employees. Compensation that was not previously reported as such for employees who were principals was $18.1 million for the second quarter of 2000. Information technology expenses increased to $6.0 million in the second quarter of 2000, up $1.2 million or 26.0% from $4.8 million for the same period in 1999 due primarily to increases in third party processing from increased securities transactions, as well as increased communication costs and technology related leases. Rent and occupancy costs increased to $4.5 million in the second quarter of 2000, up $1.0 million or 30.5% from $3.4 million for the same period in 1999, primarily due to the rental of additional space in the head office as well as for the opening of two new branch offices. Advertising and sales promotion costs decreased to $1.2 million in the second quarter of 2000, down $2.2 million or 64.7% from $3.4 million for the same period in 1999. Distribution and fund administration expenses decreased to $4.4 million in the second quarter of 2000, down $0.6 million or 12.2% from $5.1 million for the same period in 1999, as a result of decreased average mutual fund assets under management. For the quarter ended June 1999, the Company reclassified to a gross basis from a net presentation, administrative fees received from its mutual funds, as well as fund administration expense paid to third party administrators. Depreciation and amortization decreased to $2.1 million in the second quarter of 2000, down
$0.7 million or 26.3% from $2.8 million for the same period in 1999, due primarily to accelerated asset write-offs in the prior period. Other expenses increased to $5.7 million in the second quarter of 2000, up $1.2 million or 26.3% from $4.5 million for the same period of 1999, due primarily to increases in travel and entertainment and office expenses.

    OPERATING EXPENSES (PRO FORMA).  Total operating expenses were
$90.2 million for the second quarter ended June 2000, an increase of $3.2 million or 3.7% from $87.0 million for the second quarter of 1999. Employee compensation and benefits increased to $61.3 million for the second quarter ended June 2000, up $3.0 million or 5.2% from $58.3 million for the same period in 1999.

    TAXES (ACTUAL). Taxes increased to $22.9 million in the second quarter of 2000, up $20.8 million from $2.1 million in the second quarter of 1999. This increase is a result of the Company's reorganization in October 1999. The second quarter provision for income taxes includes federal, state and local taxes at the Company's effective tax rate as a corporation of approximately 43%, less a financial statement tax benefit of $3.7 million related to the change in the price of the Company's stock from March 31, 2000 to June 30, 2000, in connection with its Stock Incentive Plan. Taxes for the second quarter of 1999 reflect unincorporated business taxes incurred as a partnership, as well as state and local taxes. In March 2000, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25
("FIN 44"). For the three months ended June 30, 2000, the Company adjusted, based upon the price of the Common Stock at the close of business on the last day of the quarter, the carrying value of the deferred tax asset that relates to unvested shares in the Stock Incentive Plan. The adjustments were made based upon quarter to quarter comparisons. FIN 44 is effective on or after July 1, 2000 (except for certain aspects which require earlier implementation) and no longer requires a corporation to adjust the deferred tax carrying value. FIN 44 now requires that the deferred tax asset be determined by the compensation expense recognized for financial reporting purposes. Accordingly, at June 30, 2000, the Company has fixed the carrying value of its deferred tax asset for unvested shares in its Stock Incentive Plan, based upon the price of NBI's Common Stock at the close of business that day.

    TAXES (PRO FORMA). Taxes decreased to $22.9 million in the second quarter of 2000, down $2.2 million or 8.6% primarily due to the $3.7 million financial statement tax benefit related to the change in the price of the Common Stock in connection with its Stock Incentive Plan offset by a $1.6 million increase in provision for income taxes attributable to the increase in net income before taxes.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 2000 AND 1999

                             RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                   PRIVATE        MUTUAL       PROFESSIONAL
ACTUAL RESULTS FOR THE                              ASSET        FUND AND       SECURITIES
SIX MONTHS ENDED JUNE 30, 2000                    MANAGEMENT   INSTITUTIONAL     SERVICES      TOTAL
------------------------------                    ----------   -------------   ------------   --------
Net revenues after interest expense.............   $145,541       $110,343       $51,338      $307,222
Operating expenses..............................     74,547         75,380        35,473       185,400
                                                   --------       --------       -------      --------
Net income before taxes.........................   $ 70,994       $ 34,963       $15,865      $121,822
                                                   ========       ========       =======      ========

                                                   PRIVATE        MUTUAL       PROFESSIONAL
ACTUAL RESULTS FOR THE                              ASSET        FUND AND       SECURITIES
SIX MONTHS ENDED JUNE 30, 1999                    MANAGEMENT   INSTITUTIONAL     SERVICES      TOTAL
------------------------------                    ----------   -------------   ------------   --------
Net revenues after interest expense.............   $129,127       $120,222       $38,839      $288,188
Operating expenses..............................     36,136         77,999        28,420       142,555
                                                   --------       --------       -------      --------
Net income before taxes.........................   $ 92,991       $ 42,223       $10,419      $145,633
                                                   ========       ========       =======      ========

                                                   PRIVATE        MUTUAL       PROFESSIONAL
PRO FORMA RESULTS FOR THE                           ASSET        FUND AND       SECURITIES
SIX MONTHS ENDED JUNE 30, 1999                    MANAGEMENT   INSTITUTIONAL     SERVICES      TOTAL
------------------------------                    ----------   -------------   ------------   --------
Net revenues after interest expense.............   $129,127       $120,222       $41,124      $290,473
Operating expenses..............................     63,977         75,718        31,681       171,376
                                                   --------       --------       -------      --------
Net income before taxes.........................   $ 65,150       $ 44,504       $ 9,443      $119,097
                                                   ========       ========       =======      ========

                            ASSETS UNDER MANAGEMENT
                                 (IN MILLIONS)

                                                          PRIVATE            MUTUAL
                                                           ASSET            FUND AND
FOR THE SIX MONTHS ENDED JUNE 30, 2000                   MANAGEMENT    INSTITUTIONAL(1)(2)    TOTAL
--------------------------------------                  ------------   -------------------   --------
Assets under management, beginning of period..........    $21,538            $32,861         $54,399
                                                          -------            -------         -------
Net additions (withdrawals)...........................        233             (1,404)         (1,171)
Market appreciation...................................         25              1,153           1,178
                                                          -------            -------         -------
Net increase (decrease)...............................        258               (251)              7
                                                          -------            -------         -------
Assets under management, end of period................    $21,796            $32,610         $54,406
                                                          =======            =======         =======

                                                           PRIVATE           MUTUAL
                                                            ASSET           FUND AND
FOR THE SIX MONTHS ENDED JUNE 30, 1999                  MANAGEMENT(1)   INSTITUTIONAL(1)    TOTAL
--------------------------------------                  -------------   ----------------   --------
Assets under management, beginning of period..........     $18,267          $37,320        $55,587
                                                           -------          -------        -------
Net additions (withdrawals)...........................         216           (4,538)        (4,322)
Market appreciation...................................       2,351            3,148          5,499
                                                           -------          -------        -------
Net increase (decrease)...............................       2,567           (1,390)         1,177
                                                           -------          -------        -------
Assets under management, end of period................     $20,834          $35,930        $56,764
                                                           =======          =======        =======

NOTE 1: Segment assets under management and related market flows for prior periods have been classified to reflect presentation consistent with current period segment reporting.

NOTE 2: For the six months ended June 30, 2000, Mutual Fund and Institutional includes $76 million of client assets invested in the Fund Advisory Service wrap mutual fund program with third party funds.

    The Company reported net income before taxes of $121.8 million for the six months ended June 2000, which represents a decrease of $23.8 million or 16.4% from the actual results for the comparable period in 1999. Net income before taxes of $121.8 million for the first six months of 2000 represents an increase of $2.7 million or 2.3% when compared to the pro forma results for the six months ended June 1999. Private Asset Management and Professional Securities Services had respective net income before taxes of $71.0 and $15.9 million for the first six months of 2000, increasing 9.0% and 68.0%, respectively, when compared to the pro forma results for the prior year period. Net income before taxes for the Mutual Fund and Institutional segment was $35.0 million, which reflects a decrease of 21.4% when compared to the pro forma results for the prior year's period, and offset some of the increases in net income before taxes of the Private Asset Management and Professional Securities Services segments.

    Net revenues after interest expense increased by $19.0 million for the first six months of 2000, to $307.2 million, an increase of 6.6% compared to the actual results for the six months ended June 1999. Net revenues after interest expense of $307.2 million for the first six months of 2000 represent an increase of $16.7 million or 5.8% when compared to the pro forma results for the six months ended June 1999. Strong results were noted in investment advisory fees for Private Asset Management and in commissions, principal trading, clearance fees and net interest income for Professional Securities Services. Mutual Fund and Institutional net revenues after interest expense decreased due to lower investment advisory and administrative fees and commissions.

    PRIVATE ASSET MANAGEMENT. Private Asset Management net revenues after interest expense increased 12.7% to $145.5 million for the first six months of 2000 from $129.1 million on a pro forma basis for the six months ended
June 1999. Investment advisory fees, which account for the majority of the increase, rose 19.5% to $95.1 million for the first six months of 2000 from $79.6 million for the pro forma prior year period due to increased average assets under management.

    MUTUAL FUND AND INSTITUTIONAL. Mutual Fund and Institutional net revenues after interest expense decreased 8.2% to $110.3 million for the first six months of 2000 from $120.2 million on a pro forma basis for the six months ended
June 1999. Investment advisory and administrative fees decreased 6.6% to $101.6 million for the first six months of 2000 from $108.8 million for the pro forma prior year period as a result of decreased average assets under management, primarily due to net asset withdrawals. Commissions decreased by $3.0 million or 27.9% as a result of a decrease in transaction volume.

    PROFESSIONAL SECURITIES SERVICES. Professional Securities Services net revenues after interest expense increased 24.8% to $51.3 million for the first six months of 2000 from $41.1 million on a pro forma basis for the six months ended June 1999. Principal transactions in securities increased by $3.7 million or 73.0%, net interest income increased by $3.5 million or 28.0%, commissions increased by $2.1 million or 13.8% and clearance fees increased by $1.7 million or 32.3%.

    OPERATING EXPENSES (ACTUAL). Total operating expenses were $185.4 million for the six months ended June 2000, an increase of $42.9 million or 30.1% from $142.5 million for the six months ended June 1999. Employee compensation and benefits increased to $127.2 million for the six months ended June 2000, up $40.5 million or 46.7% from $86.8 million for the same period in 1999. As a result of the Company's reorganization, principals who previously received distributions of capital are now compensated as employees. Compensation that was not previously reported as such for employees who were principals was $33.5 million for the six months ended June 2000. In addition, incentive based compensation increased by $2.4 million as a result of increased production for the period. Also included in employee compensation and benefits in the six months ended June 2000 is a $750,000 restructuring charge for employee termination benefits related to a decision to outsource certain administrative activities in the Mutual Fund and Institutional segment. Information technology expenses increased to $11.2 million for the six months ended June 2000, up
$2.3 million or 25.5% from $8.9 million for the same period in 1999, due primarily to increases in third party processing from increased securities transactions, as well as increases in communication services and software licenses. Rent and occupancy costs increased to $8.6 million for the six months ended June 2000, up $2.1 million or 31.4% from $6.6 million for the same period in 1999, primarily due to the rental of additional space in the head office as well as the opening of two new branch offices. Advertising and sales promotion costs decreased to $3.7 million for the six months ended June 2000, down
$2.5 million or 40.3% from $6.1 million for the same period in 1999. Distribution and fund administration expenses decreased to $8.8 million for the six months ended June 2000, down $1.4 million or 14.1% from $10.3 million for the same period of 1999, as a result of decreased average mutual fund assets under management. For the six months ended June 1999, the Company reclassified to a gross basis from a net presentation, administrative fees received from its mutual funds, as well as fund administration expense paid to third party administrators. Other expenses increased to $11.2 million for the six months ended June 2000, up $2.3 million or 25.6% from $8.9 million for the same period in 1999, due primarily to increases in travel and entertainment and office expenses.

    OPERATING EXPENSES (PRO FORMA).  Total operating expenses were
$185.4 million for the six months ended June 2000, an increase of $14.0 million or 8.2% from $171.4 million for the same period of 1999. Employee compensation and benefits increased to $127.2 million for the six months ended June 2000, up $11.7 million or 10.1% from $115.6 million for the same period in 1999.

    TAXES (ACTUAL). Taxes increased to $42.9 million for the six months ended June 2000, up $38.3 million from $4.6 million for the same period in 1999. This increase is a result of the Company's reorganization in October 1999. The six months ended June 2000 provision for income taxes includes federal, state and local taxes at the Company's effective tax rate as a corporation of approximately 43%, less a financial statement tax benefit of $9.8 million related to the change in the price of the Company's stock from December 31, 1999 to June 30, 2000, in connection with its Stock Incentive Plan. Taxes for the period ended June 1999 reflects unincorporated business taxes incurred as a partnership and state and local taxes. In March 2000, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("FIN 44"). For the six months ended June 30, 2000, the Company adjusted, based upon the price of the Common Stock at the close of business on the last day of each quarter, the carrying value of the deferred tax asset that relates to unvested shares in the Stock Incentive Plan. The adjustments were made based upon quarter to quarter comparisons. FIN 44 is effective on or after July 1, 2000 (except for certain aspects which require earlier implementation) and no longer requires a corporation to adjust the deferred tax carrying value. FIN 44 now requires that the deferred tax asset be determined by the compensation expense recognized for financial reporting purposes. Accordingly, at June 30, 2000, the Company has fixed the carrying value of its deferred tax asset for unvested shares in its Stock Incentive Plan, based upon the price of NBI's Common Stock at the close of business that day.

    TAXES (PRO FORMA). Taxes decreased to $42.9 million for the six months ended June 2000, down $8.7 million or 16.9% primarily due to the $9.8 million financial statement tax benefit related to the change in the price of the Common Stock in connection with its Stock Incentive Plan offset by a $1.2 million increase in provision for income taxes attributable to the increase in net income before taxes.

ACTUAL AND PRO FORMA OPERATING RESULTS

    The following table sets forth the Company's consolidated and pro forma condensed consolidated statements of income for the three and six months ended June 30, 2000 and 1999, respectively:

                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       JUNE 30,                  JUNE 30,
                                                 --------------------      --------------------
                                                  ACTUAL    PRO FORMA       ACTUAL    PRO FORMA
                                                   2000       1999           2000       1999
                                                 --------   ---------      --------   ---------
                                                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
REVENUES:
Investment advisory and administrative fees....  $100,580   $ 94,565       $197,531   $189,171
Commissions....................................    33,241     35,897         73,069     74,248
Interest.......................................    56,809     36,488        107,834     76,739
Principal transactions in securities...........     3,698      3,031          8,774      5,115
Clearance fees.................................     3,276      2,401          6,898      5,214
Other income...................................     1,613      1,784          2,451      2,854
                                                 --------   --------       --------   --------
    GROSS REVENUES.............................   199,217    174,166        396,557    353,341
Interest expense...............................    47,407     29,309(1)      89,335     62,868(1)
                                                 --------   --------       --------   --------
    NET REVENUES AFTER INTEREST EXPENSE........   151,810    144,857        307,222    290,473
                                                 --------   --------       --------   --------
OPERATING EXPENSES:
Employee compensation and benefits.............    61,307     58,271(2)     127,240    115,576(2)
Information technology.........................     6,005      4,765         11,226      8,947
Rent and occupancy.............................     4,454      3,412          8,618      6,557
Brokerage, clearing and exchange fees..........     2,202      2,156          5,045      5,177
Advertising and sales promotion................     1,202      3,407          3,654      6,123
Distribution and fund administration...........     4,448      5,067          8,840     10,286
Professional fees..............................     2,819      2,570          5,096      4,934
Depreciation and amortization..................     2,060      2,796          4,520      4,891
Other expenses.................................     5,709      4,521         11,161      8,885
                                                 --------   --------       --------   --------
      TOTAL OPERATING EXPENSES.................    90,206     86,965        185,400    171,376
                                                 --------   --------       --------   --------
      NET INCOME BEFORE TAXES..................    61,604     57,892        121,822    119,097
Provision for income taxes.....................    22,899     25,067(3)      42,876     51,569(3)
                                                 --------   --------       --------   --------
      NET INCOME...............................  $ 38,705   $ 32,825         78,946     67,528
                                                 ========   ========       ========   ========
NET INCOME PER SHARE OF COMMON STOCK
    Net income per share--Basic................  $   0.79   $   0.66(4)    $   1.60   $   1.35(4)
                                                 ========   ========       ========   ========
    Net income per share--Diluted..............  $   0.78   $   0.66(4)    $   1.60   $   1.35(4)
                                                 ========   ========       ========   ========
    Weighted average common shares
      outstanding--Basic.......................    49,174     50,022         49,325     50,022
                                                 ========   ========       ========   ========
    Weighted average common shares
      outstanding--Diluted.....................    49,473     50,022         49,475     50,022
                                                 ========   ========       ========   ========

See accompanying notes to actual and pro forma condensed consolidated statements of income.

BASIS OF PRESENTATION

    The 1999 pro forma condensed consolidated statements of income were prepared as if the Company's reorganization and related transactions had taken place at the beginning of 1999. The pro forma condensed consolidated statements of income are not necessarily indicative of the results that would have been achieved had the pro forma adjustments occurred on this date or that may be achieved in the future.

    These actual and pro forma condensed consolidated statements of income and notes should be read in conjunction with the pro forma condensed consolidated statements of income and the related notes included in the Company's Annual Report on Form 10-K.

NOTES TO PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(1) Reflects decrease in interest expense related to the use of proceeds to repay a portion of a subordinated note and other short-term borrowings. In addition, the amount reflects the change in interest expense related to the financing of the remaining portion of such subordinated liability.

(2) Because NB, LLC had operated as a partnership, there was no actual historical measure of the compensation and benefits that would have been paid, in corporate form, to the principals for services rendered prior to October 7, 1999. Accordingly, this adjustment is made to reflect compensation amounts, based on the new employment agreements for principals, which became effective on October 8, 1999. The pro forma adjustment for principals' compensation and benefits for the periods ended June 30, 1999 has been determined as if the new employment agreements had been in place during those periods.

(3) Reflects a provision for federal, state and local taxes in corporate form at an effective rate of approximately 43% and reverses actual unincorporated business tax and state and local taxes.

(4) Pro forma basic and diluted earnings per share were calculated by dividing pro forma net income by weighted average basic and diluted common shares outstanding.

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

    The Company's financial condition is highly liquid, with the significant majority of its assets readily convertible to cash. Receivables from and payables to brokers, dealers and clearing organizations represent either current open transactions that settle within a few days or the activity of securities lending that is collateralized and normally can be closed out within a few days. Receivables from and payables to clients arise in the normal course of business in connection with cash and margin securities transactions. Client receivables are secured by securities held as collateral.

    It is the Company's policy to continuously monitor and evaluate the adequacy of its capital. The Company has consistently maintained net capital in excess of the regulatory requirements prescribed by the Securities and Exchange Commission (the "SEC") and other regulatory authorities. At June 30, 2000, the Company's regulatory net capital exceeded the minimum requirement by approximately
$163.1 million. The SEC net capital rule imposes financial restrictions, which are more severe than those imposed on most other businesses. In addition, the debt covenants related to NB, LLC's subordinated note include certain covenants that limit the percentage by which the aggregate unpaid principal amount of subordinated liabilities may exceed total regulatory capital and impose a dollar amount below which total ownership equity cannot fall. The Company believes that its cash flow from operations and existing committed and uncommitted lines of credit, as well as the net proceeds from its IPO, will be more than adequate to meet its anticipated capital requirements and debt and other obligations as they come due.

    On October 28, 1999, the Company's Board of Directors authorized a discretionary repurchase of up to $50 million of the Company's common stock. The authorization stated that purchases may be made from time to time in the open market and in negotiated transactions, subject to market conditions. As of June 30, 2000, 994,480 shares had been repurchased for approximately
$28.6 million. The source of the funds for these purchases was internally generated.

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

    Interest rate risk is the possibility of a loss in the value of financial instruments from changes in interest rates. The Company's primary exposure to interest rate risk arises from its interest earning assets (mainly securities purchased under agreements to resell and receivables from brokers, dealers and clearing organizations) and funding sources (bank loans, subordinated liabilities and payables to brokers, dealers and clearing organizations).

    Equity price risk generally means the risk of loss that may result from the potential change in the value of a financial instrument as a result of absolute and relative price movements, price volatility or changes in liquidity, over which the Company has no control. The Company's market making activities expose its capital to potential equity price risk. To mitigate this risk, strict limits are imposed on both the trading desk and individual traders. In addition, the Company's monthly average net long position for its market making activities were $1.3 million and $2.0 million during the three months ended June 30, 2000 and 1999, respectively, and $1.7 million and $1.8 million during the six months ended June 30, 2000 and 1999, respectively.

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

ITEM 6.--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

10.1    Amendment No.1 to the 1999 Neuberger Berman Inc. Directors
        Stock Incentive Plan (filed herewith)

10.2    Amendment No.1 to the 1999 Neuberger Berman Inc. Long-Term
        Incentive Plan (filed herewith)

10.3    Amendment No.1 to the 1999 Neuberger Berman Inc. Annual
        Incentive Plan (filed herewith)

10.5    Amendment No.1 to the Neuberger Berman Employee Defined
        Contribution Stock Incentive Plan (filed herewith)

10.15 Neuberger Berman Inc. Wealth Accumulation Plan (filed herewith)

10.16 Neuberger Berman Inc. Employee Stock Purchase Plan (filed herewith)

11      Computation of Net Income per Common Share

27      Financial Data Schedule

    (b) Reports on Form 8-K

       1.  Form 8-K filed April 17, 2000. On April 13, 2000, Neuberger
           Berman Inc. reported results of operations for the three months ended March 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       NEUBERGER BERMAN INC.

August 11, 2000                                        By:     /s/ ROBERT MATZA
                                                               -------------------------------------
                                                       Name:                Robert Matza
                                                       Title:       Chief Administrative Officer

August 11, 2000                                        By:     /s/ MATTHEW S. STADLER
                                                               -------------------------------------
                                                       Name:             Matthew S. Stadler
                                                       Title:         Chief Financial Officer
                                                                  (Principal Financial Officer and
                                                                   Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.    EXHIBIT
-----------    -------
Exhibit 10.1   Amendment No. 1 to 1999 Neuberger Berman Inc. Directors
               Stock Incentive Plan (filed herewith)

Exhibit 10.2   Amendment No. 1 to 1999 Neuberger Berman Inc. Long-Term
               Incentive Plan (filed herewith)

Exhibit 10.3   Amendment No. 1 to 1999 Neuberger Berman Inc. Annual
               Incentive Plan (filed herewith)

Exhibit 10.5   Amendment No. 1 to 1999 Neuberger Berman Employee Defined
               Contribution Stock Incentive Plan (filed herewith)

Exhibit 10.15 Neuberger Berman Inc. Wealth Accumulation Plan (filed herewith)

Exhibit 10.16 Neuberger Berman Inc. Employee Stock Purchase Plan (filed herewith)

Exhibit 11     Computation of Net Income Per Share of Common Stock

Exhibit 27     Financial Data Schedule