Form 10-Q
period 2000-09-30
NEUBERGER BERMAN INC
filed 2000-11-14
CIK 1068144

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

                      FOR QUARTER ENDED SEPTEMBER 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE
           SECURITIES EXCHANGE ACT OF 1934

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

                            ------------------------

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

48,762,862 shares of Common Stock, par value $.01 per share, were outstanding on
                               November 10, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             NEUBERGER BERMAN INC.

                                   FORM 10-Q

                                     INDEX

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION

Item 1.--Financial Statements...............................      3

        Condensed Consolidated Statements of Financial
        Condition As of September 30, 2000 (Unaudited) and
        December 31, 1999...................................      3

        Condensed Consolidated Statements of Income
        (Unaudited) For the Three and Nine Months Ended
        September 2000 and 1999.............................      4

        Condensed Consolidated Statements of Cash Flows
        (Unaudited) For the Nine Months Ended September 2000
        and 1999............................................      5

        Notes to Condensed Consolidated Financial Statements
        (Unaudited).........................................      6

Item 2.--Management's Discussion and Analysis of Financial
       Condition and Results of   Operations................     10

Item 3.--Quantitative and Qualitative Disclosures About
  Risk......................................................     19

PART II--OTHER INFORMATION

Item 1.--Legal Proceedings..................................     20

Item 6.--Exhibits and Reports on Form 8-K...................     20

Signatures..................................................     21

Exhibit Index...............................................     22

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

PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                                              ------------------   -----------------
                                                                 (UNAUDITED)
ASSETS
Cash and cash equivalents...................................      $   82,310          $   91,010
Cash and securities segregated for the exclusive benefit of
  clients...................................................         304,459             777,341
Cash and securities deposited with clearing organizations...           5,894               3,910
Securities purchased under agreements to resell.............          12,088             530,300
Receivable from brokers, dealers and clearing
  organizations.............................................       2,334,065           1,873,259
Receivable from clients.....................................         869,570             432,814
Securities owned, at market value...........................          69,644              20,266
Fees receivable.............................................          26,629              23,149
Furniture, equipment and leasehold improvements, at cost,
  net of accumulated depreciation and amortization of
  $23,687 and $16,195 at September 30, 2000 and
  December 31, 1999, respectively...........................          41,355              32,192
Other assets................................................          70,336              63,367
                                                                  ----------          ----------
    Total assets............................................      $3,816,350          $3,847,608
                                                                  ==========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Bank loans................................................      $  151,000          $       --
  Securities sold under agreements to repurchase............         324,109             531,762
  Payable to brokers, dealers and clearing organizations....       1,419,786           1,017,483
  Payable to clients........................................       1,431,174           1,871,323
  Securities sold but not yet purchased, at market value....          26,650              34,172
  Other liabilities and accrued expenses....................         100,934             109,066
                                                                  ----------          ----------
                                                                   3,453,653           3,563,806
                                                                  ----------          ----------
Subordinated liability......................................          35,000              35,000
                                                                  ----------          ----------
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized, none issued at September 30, 2000 and
    December 31, 1999.......................................              --                  --
  Common stock, $.01 par value; 250,000,000 shares
    authorized; 50,021,920 shares issued; 48,920,216 and
    49,716,220 shares outstanding at September 30, 2000 and
    December 31, 1999, respectively.........................             500                 500
  Paid-in capital...........................................         331,077             331,077
  Retained earnings (deficit)...............................          29,699             (74,701)
                                                                  ----------          ----------
                                                                     361,276             256,876
  Less: treasury stock, at cost, of 1,101,704 and 305,700
    shares at September 30, 2000 and December 31, 1999,
    respectively............................................         (33,579)             (8,074)
                                                                  ----------          ----------
    Total stockholders' equity..............................         327,697             248,802
                                                                  ----------          ----------
    Total liabilities and stockholders' equity..............      $3,816,350          $3,847,608
                                                                  ==========          ==========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                       ---------------------   -------------------
                                                         2000        1999        2000       1999
                                                       ---------   ---------   --------   --------
REVENUES:
Investment advisory and administrative fees..........  $101,108     $97,696    $298,639   $286,867
Commissions..........................................    33,179      32,921     106,248    107,169
Interest.............................................    54,294      37,601     162,128    114,340
Principal transactions in securities.................     1,774         882      10,548      5,998
Clearance fees.......................................     3,193       2,945      10,091      8,159
Other income.........................................     1,782         683       4,233      3,536
                                                       --------     -------    --------   --------
    Gross revenues...................................   195,330     172,728     591,887    526,069
Interest expense.....................................    43,680      31,401     133,015     96,554
                                                       --------     -------    --------   --------
    Net revenues after interest expense..............   151,650     141,327     458,872    429,515
                                                       --------     -------    --------   --------

OPERATING EXPENSES:
Employee compensation and benefits...................    59,228      41,766     186,468    128,522
Information technology...............................     5,503       4,885      16,729     13,832
Rent and occupancy...................................     4,523       4,654      13,141     11,211
Brokerage, clearing and exchange fees................     2,446       2,636       7,491      7,813
Advertising and sales promotion......................     1,311         755       4,965      6,878
Distribution and fund administration.................     5,343       4,599      14,183     14,885
Professional fees....................................     2,774       1,903       7,870      6,837
Depreciation and amortization........................     2,907       2,940       7,427      7,831
Other expenses.......................................     5,637       6,290      16,798     15,175
                                                       --------     -------    --------   --------
    Total operating expenses.........................    89,672      70,428     275,072    212,984
                                                       --------     -------    --------   --------
    Net income before taxes..........................    61,978      70,899     183,800    216,531
Taxes................................................    26,713      10,492      69,589     15,044
                                                       --------     -------    --------   --------
    Net income.......................................  $ 35,265     $60,407    $114,211   $201,487
                                                       ========     =======    ========   ========

Net income per share of common stock
  Net income per share -- Basic......................  $   0.72     $  1.42    $   2.32   $   4.72
                                                       ========     =======    ========   ========

  Net income per share -- Diluted....................  $   0.71     $  1.42    $   2.31   $   4.72
                                                       ========     =======    ========   ========

  Weighted average common shares outstanding --
  Basic..............................................    48,945      42,675      49,197     42,710
                                                       ========     =======    ========   ========

  Weighted average common shares outstanding --
  Diluted............................................    49,695      42,675      49,548     42,710
                                                       ========     =======    ========   ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)

                                                                 FOR THE NINE
                                                                 MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..................................................  $114,211   $201,487
Adjustments to reconcile net income to net cash provided by
operating
activities --
  Depreciation and amortization.............................     7,427      7,831
  Benefit for deferred taxes................................    (9,750)        --
(Increase) decrease in operating assets --
  Cash and securities segregated for the exclusive benefit
    of clients..............................................   472,882    (34,241)
  Cash and securities deposited with clearing
    organizations...........................................    (1,984)    (1,571)
  Securities purchased under agreements to resell...........   518,212    420,369
  Receivable from brokers, dealers and clearing
    organizations...........................................  (460,806)   214,501
  Receivable from clients...................................  (436,756)   (25,060)
  Securities owned, at market value.........................   (49,378)    (4,110)
  Fees receivable...........................................    (3,480)     4,795
  Other assets..............................................     2,781        485
Increase (decrease) in operating liabilities --
  Bank loans................................................   151,000    (14,000)
  Securities sold under agreements to repurchase............  (207,653)  (470,159)
  Payable to brokers, dealers and clearing organizations....   402,303   (100,513)
  Payable to clients........................................  (440,149)    11,845
  Securities sold but not yet purchased, at market value....    (7,522)    12,540
  Other liabilities and accrued expenses....................    (8,132)    11,644
                                                              --------   --------
      Net cash provided by operating activities.............    43,206    235,843
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITY:
  Payments for purchases of furniture, equipment and
    leasehold improvements..................................   (16,590)   (11,805)
                                                              --------   --------
      Cash used in investing activity.......................   (16,590)   (11,805)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from capital contributions.......................        --        525
  Payments for capital withdrawals..........................        --       (525)
  Payments for capital distributions........................        --   (199,102)
  Payments for dividends -- Neuberger Berman Management
    Inc.....................................................        --    (23,320)
  Payments for dividends -- Neuberger Berman Inc............    (9,811)        --
  Repurchase and retirement of common stock.................        --       (134)
  Proceeds from subordinated liability......................        --     35,000
  Repayment of subordinated liability.......................        --    (35,000)
  Purchase of treasury stock -- Neuberger Berman Inc........   (25,505)        --
                                                              --------   --------
      Net cash used in financing activities.................   (35,316)  (222,556)
                                                              --------   --------
      Net increase (decrease) in cash and cash
        equivalents.........................................    (8,700)     1,482
CASH AND CASH EQUIVALENTS, beginning of period..............    91,010     50,383
                                                              --------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $ 82,310   $ 51,865
                                                              ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
      Interest..............................................  $132,516   $ 93,833
      Taxes.................................................    94,349      6,185

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

2. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of condensed consolidated financial condition and results of operations for the periods presented have been included. All adjustments are of a normal and recurring nature. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the related notes included in the Company's 1999 Annual Report on Form 10-K and the condensed consolidated financial statements and the related notes included in the Company's Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2000. Certain prior period amounts have been reclassified to conform to the presentation for the three and nine months ended September 30, 2000.

3. EMPLOYEE COMPENSATION AND BENEFITS

    Prior to the initial public offering completed on October 13, 1999, the Company historically distributed substantially all of its net income to its principals and shareholders in the form of capital distributions and dividends, respectively. Certain shareholders of NBMI were also paid through compensation expense. Accordingly, for the three and nine months ended September 30, 1999, employee compensation and benefits include approximately $7,274,000 and $22,965,000, respectively, of payments made to NBMI shareholders.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

                                  (UNAUDITED)

3. EMPLOYEE COMPENSATION AND BENEFITS (CONTINUED)
    On July 18, 2000, the Board of Directors of NBI adopted, upon the recommendation of the Board's compensation committee, two plans that will facilitate employee stock ownership, an Employee Stock Purchase Plan (the "ESPP") and the Wealth Accumulation Plan (the "Plan").

    The ESPP provides that employees may elect to acquire the Common Stock through payroll deductions, on an after tax basis, at a 15% discount from market value of NBI Common Stock. Employees may not transfer the Common Stock acquired through the ESPP for one year from purchase date. In accordance with the terms and provisions of the ESPP, employees are precluded from acquiring, on an annual basis, shares of Common Stock that have an aggregate purchase price (as defined in the ESPP documentation) in excess of $10,000. The ESPP, which has a term of ten years, became effective during September 2000.

    The Plan provides that on an annual basis, employees who are eligible for a bonus may elect to defer all or a portion of their bonus and employees who receive commissions and other direct pay, may elect to defer a portion of such compensation. In each case, up to 20% of total compensation may be deferred with a maximum deferral of up to $500,000; provided that employees who receive an annual bonus may, in any event, defer no more than 100% of any bonus, as the case may be. Amounts deferred by employees will be used to acquire, on a pretax basis, Common Stock at a 25% discount from the market value of the NBI Common Stock. Any Common Stock so acquired is restricted with respect to transfer or sale for a period of three years (during which time the employee is required to render service to the Company) from the respective bonus payment or commission payment date, as such terms are defined in the Plan. All benefits of ownership, including the payment of any dividends declared during the restricted period, belong to the employees. Unlike the ESPP, cash amounts credited to a participant's deferral account and shares of Common Stock acquired through the Plan are subject to forfeiture in certain events of termination of employment. Unearned compensation expense associated with the restricted stock represents the market value of NBI Common Stock at the date of purchase, and is recognized as a charge to income ratably over the vesting period. The Plan, which has an unlimited term, became effective during September 2000.

4. NET CAPITAL

    NB, LLC and NBMI, as registered broker-dealers and member firms of the New York Stock Exchange, Inc. ("NYSE") and the National Association of Securities Dealers, Inc., respectively, are subject to the Uniform Net Capital Rule 15c3-1 (the "Rule") of the Securities Exchange Act of 1934, which requires that broker-dealers maintain a minimum level of net capital, as defined. As of September 30, 2000, NB, LLC and NBMI had net capital of approximately $183,995,000 and $30,386,000, respectively, which exceeded their requirements by approximately $152,275,000 and $30,136,000, respectively.

    The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer would be less than the amount required under the Rule. Accordingly, at September 30, 2000, the payments of dividends and advances to the Company by NB, LLC and NBMI is limited to approximately $104,695,000 and $30,086,000, respectively, under the most restrictive of these requirements.

5. NET INCOME PER SHARE OF COMMON STOCK

    Net income per share of common stock is computed using the weighted average number of shares of common stock and potential common stock outstanding. Potential common stock is comprised of

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

                                  (UNAUDITED)

5. NET INCOME PER SHARE OF COMMON STOCK (CONTINUED) stock issuable under stock options. The treasury stock method is used in computing the potential common stock for the computation of diluted earnings per share of common stock. Basic earnings per share differs from diluted earnings per share in that dilution for potential common stock is excluded.

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

7. INCOME TAXES

    Upon completion of NBI's initial public offering, it became subject to U.S. federal, state and local corporate income taxes. Accordingly, the Company accounts for taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company's net deferred tax asset as of September 30, 2000, is primarily attributable to deferred tax assets resulting from compensation and benefits and depreciation and amortization and deferred tax liabilities resulting from unrealized gains on marketable securities. Management of the Company has not established a valuation allowance for its net deferred tax asset because they conclude that it is more likely than not the benefit will be realized.

    The Company's effective tax rate for the period ended September 30, 2000, includes a benefit related to the upward movement in the price of the Common Stock for the respective measurement dates through the period ended June 30, 2000, as applied to the unvested shares in the Company's employee defined contribution stock incentive plan (the "Stock Incentive Plan"). The final benefit will be determined when the restricted shares vest. For the period ended September 30, 1999, the Company's effective tax rate includes a rate benefit attributable to the Company generally not being subject to corporate taxes on its earnings prior to its conversion to corporate form.

    In March 2000, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("FIN 44"). During the first two quarters of this year, the Company adjusted, based upon the price of the Common Stock at the close of business on the last day of each quarter, the carrying value of the deferred tax asset that relates to unvested shares in the Stock Incentive Plan. The adjustments were made based upon quarter to quarter comparisons. FIN 44 became effective on July 1, 2000 (except for certain aspects which require earlier implementation) and no longer requires a corporation to adjust the deferred tax carrying value. FIN 44 now requires that the deferred tax asset be determined by the compensation expense recognized for financial reporting purposes. Accordingly, at June 30, 2000, the Company fixed the carrying value of its deferred tax asset

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

                                  (UNAUDITED)

7. INCOME TAXES (CONTINUED)
for unvested shares in its Stock Incentive Plan, based upon the price of NBI's Common Stock at the close of business that day.

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

    Summarized financial information for the Company's reportable segments is presented in the following tables (in thousands):

                                                FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                ---------------------------   -------------------------
                                                    2000           1999          2000          1999
                                                ------------   ------------   -----------   -----------
PRIVATE ASSET MANAGEMENT
Net revenues after interest expense..........     $ 68,745       $ 65,271      $214,286      $194,398
Net income before taxes......................     $ 32,802       $ 45,148      $103,796      $137,991
MUTUAL FUND & INSTITUTIONAL
Net revenues after interest expense..........     $ 59,448       $ 59,559      $169,791      $179,781
Net income before taxes......................     $ 22,160       $ 22,002      $ 57,123      $ 64,156
PROFESSIONAL SECURITIES SERVICES
Net revenues after interest expense..........     $ 23,457       $ 16,497      $ 74,795      $ 55,336
Net income before taxes......................     $  7,016       $  3,749      $ 22,881      $ 14,384
TOTAL
Net revenues after interest expense..........     $151,650       $141,327      $458,872      $429,515
Net income before taxes......................     $ 61,978       $ 70,899      $183,800      $216,531

9. SUBSEQUENT EVENT

    On October 17, 2000, the Board of Directors of NBI declared a quarterly cash dividend on its Common Stock in the amount of $0.10 per share. The dividend will be payable on November 14, 2000, to stockholders of record at the close of business on October 31, 2000.

ITEM 2.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT

    Following a lackluster second quarter, domestic equity indexes produced mixed results in the third quarter. The Dow Jones Industrial Average climbed over 2%, but the Standard & Poor's 500 Index declined 1%. Investors responded to good news on the economic front and to stable interest rates, although a declining Euro and the threat of higher oil prices cast a cloud on the market near quarter-end. The Nasdaq Composite Index declined over 7%, starting with a dismal July, rebounding in August, only to fall back into negative territory in September. Investors' concerns over slowing rates of earnings gains, particularly in the technology sector, weighed heavily on the Nasdaq.

    Stock market volatility, signs of moderating economic growth and steady inflation numbers helped contribute to good performance for Treasury bonds. Bonds stumbled briefly towards the end of September on the threat of higher oil prices, which sparked longer-term inflation concerns. Economic data released in the quarter provided additional evidence of slower economic growth, leading investors to conclude that the Fed is unlikely to raise interest rates in the near-term.

    Neuberger Berman Inc. ("NBI"), and its subsidiaries on a consolidated basis (the "Company"), recorded a positive cash flow of $224 million in its Mutual Fund and Institutional segment, reversing a two-year trend. This represents a substantial improvement from net cash outflows of almost $1 billion in last year's quarter and $209 million in the previous quarter. The marked improvement in this segment is attributable to the advancements made in diversifying the product line and improving investment performance. In addition, over 70% of the Company's equity mutual funds have outperformed their benchmarks thus far this year.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 2000 AND 1999

    The Company is segregated into three major business segments: Private Asset Management, Mutual Fund and Institutional and Professional Securities Services. The Private Asset Management segment provides asset management services to high net worth individuals, families and smaller institutions. The Mutual Fund and Institutional segment provides advisory and administrative services to mutual funds, institutional clients and wrap fee programs. The Professional Securities Services segment generates income primarily by providing services to third party investment advisers and professional investors. These services include professional investor clearing services, research sales, market maker trading and trust services. Each business segment represents a grouping of financial activities and products with similar characteristics. These segments result in revenues that are recognized in multiple categories contained in the Company's condensed consolidated statements of income. The following tables of selected financial data, which includes pro forma data (adjusted as if the initial public offering, reorganization and other related transactions had taken place at the beginning of 1999), present the Company's segments in a manner consistent with the method the Company applies to manage its businesses.

                             RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                   PRIVATE        MUTUAL       PROFESSIONAL
ACTUAL RESULTS FOR THE                              ASSET        FUND AND       SECURITIES
THREE MONTHS ENDED SEPTEMBER 30, 2000             MANAGEMENT   INSTITUTIONAL     SERVICES      TOTAL
-------------------------------------             ----------   -------------   ------------   --------
Net revenues after interest expense.............   $68,745        $59,448        $23,457      $151,650
Operating expenses..............................    35,943         37,288         16,441        89,672
                                                   -------        -------        -------      --------
Net income before taxes.........................   $32,802        $22,160        $ 7,016      $ 61,978
                                                   =======        =======        =======      ========

                                                   PRIVATE        MUTUAL       PROFESSIONAL
ACTUAL RESULTS FOR THE                              ASSET        FUND AND       SECURITIES
THREE MONTHS ENDED SEPTEMBER 30, 1999             MANAGEMENT   INSTITUTIONAL     SERVICES      TOTAL
-------------------------------------             ----------   -------------   ------------   --------
Net revenues after interest expense.............   $65,271        $59,559        $16,497      $141,327
Operating expenses..............................    20,123         37,557         12,748        70,428
                                                   -------        -------        -------      --------
Net income before taxes.........................   $45,148        $22,002        $ 3,749      $ 70,899
                                                   =======        =======        =======      ========

                                                   PRIVATE        MUTUAL       PROFESSIONAL
PRO FORMA RESULTS FOR THE                           ASSET        FUND AND       SECURITIES
THREE MONTHS ENDED SEPTEMBER 30, 1999             MANAGEMENT   INSTITUTIONAL     SERVICES      TOTAL
-------------------------------------             ----------   -------------   ------------   --------
Net revenues after interest expense.............   $65,271        $59,559        $17,328      $142,158
Operating expenses..............................    33,679         37,022         14,154        84,855
                                                   -------        -------        -------      --------
Net income before taxes.........................   $31,592        $22,537        $ 3,174      $ 57,303
                                                   =======        =======        =======      ========

                            ASSETS UNDER MANAGEMENT
                                 (IN MILLIONS)

                                                           PRIVATE            MUTUAL
                                                            ASSET            FUND AND
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000           MANAGEMENT(1)   INSTITUTIONAL(1)(2)    TOTAL
---------------------------------------------           -------------   -------------------   --------
Assets under management, beginning of period..........     $21,796            $32,610         $54,406
                                                           -------            -------         -------
Net additions (withdrawals)...........................        (161)               224              63
Market appreciation...................................         651              1,380           2,031
                                                           -------            -------         -------
Net increase..........................................         490              1,604           2,094
                                                           -------            -------         -------
Assets under management, end of period................     $22,286            $34,214         $56,500
                                                           =======            =======         =======

                                                           PRIVATE           MUTUAL
                                                            ASSET           FUND AND
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999           MANAGEMENT(1)   INSTITUTIONAL(1)    TOTAL
---------------------------------------------           -------------   ----------------   --------
Assets under management, beginning of period..........     $20,833          $35,931        $56,764
                                                           -------          -------        -------
Net additions (withdrawals)...........................         137             (995)          (858)
Market depreciation...................................      (1,356)          (3,094)        (4,450)
                                                           -------          -------        -------
Net decrease..........................................      (1,219)          (4,089)        (5,308)
                                                           -------          -------        -------
Assets under management, end of period................     $19,614          $31,842        $51,456
                                                           =======          =======        =======

------------------------

NOTE 1: Segment assets under management and related market flows for prior periods have been reclassified to reflect presentation consistent with current period segment reporting.

NOTE 2: As of September 30, 2000, Mutual Fund and Institutional includes
        $95 million of client assets invested in the Fund Advisory Service wrap mutual fund program with third party funds.

    The Company reported net income before taxes of $62.0 million for the third quarter ended September 2000, which represents a decrease of $8.9 million or 12.6% from the actual results for the comparable period in 1999. Net income before taxes of $62.0 million for the third quarter of 2000 represents an increase of $4.7 million or 8.2% when compared to the pro forma results for the third quarter ended September 1999. Private Asset Management and Professional Securities Services had respective net income before taxes of $32.8 million and $7.0 million for the third quarter of 2000, increasing 3.8% and 121.0% respectively, when compared to the pro forma results for the prior year period. Net income before taxes for the Mutual Fund and Institutional segment was $22.2 million, which reflects a decrease of 1.7% when compared to the pro forma results for the prior year's period.

    Net revenues after interest expense increased by $10.3 million for the third quarter of 2000, to $151.7 million, an increase of 7.3% compared to the actual results for the third quarter ended September 1999. Net revenues after interest expense of $151.7 million for the third quarter of 2000 represent an increase of $9.5 million or 6.7% when compared to the pro forma results for the third quarter ended September 1999.

    PRIVATE ASSET MANAGEMENT. Private Asset Management net revenues after interest expense increased 5.3% to $68.7 million for the third quarter of 2000 from $65.3 million on a pro forma basis for the third quarter of 1999. Investment advisory fees increased 7.2% to $47.6 million for the third quarter of 2000 from $44.4 million for the pro forma prior year period due to increased billable assets under management. Net interest income increased 25.6% to $1.2 million for the third quarter of 2000 from $1.0 million for the pro forma prior year period due to a reduction in client credit balances.

    MUTUAL FUND AND INSTITUTIONAL. Mutual Fund and Institutional net revenues after interest expense decreased 0.2% to $59.4 million for the third quarter of 2000 from $59.6 million on a pro forma basis for the third quarter of 1999. Investment advisory and administrative fees increased 0.3% to $53.3 million for the third quarter of 2000 from $53.2 million for the pro forma prior year period as a result of increased average assets under management, due to a combination of net cash inflows and market appreciation. Commissions decreased by $0.8 million or 13.0% as a result of a decrease in transaction volume, while interest income increased by $0.4 million as a result of higher cash balances.

    PROFESSIONAL SECURITIES SERVICES. Professional Securities Services net revenues after interest expense increased 35.4% to $23.5 million for the third quarter of 2000 from $17.3 million on a pro forma basis for the third quarter of 1999. Commissions increased by $1.2 million or 16.9% as a result of increased transaction volume. Principal transactions in securities increased by $0.8 million or 81.2% due to appreciation in non-market maker activity. Net interest income increased by $2.7 million or 44.1% primarily due to higher margin balances, while capital markets transactions increased by $0.8 million.

    OPERATING EXPENSES (ACTUAL). Total operating expenses were $89.7 million for the third quarter ended September 2000, an increase of $19.2 million or 27.3% from $70.4 million for the third quarter of 1999. Employee compensation and benefits increased to $59.2 million for the third quarter ended
September 2000, up $17.5 million or 41.8% from $41.8 million for the same period in 1999. As a result of the Company's reorganization, principals who previously received distributions of capital are now compensated as employees. Compensation that was not previously reported as such for employees who were principals was $14.4 million for the third quarter of 2000. Increases in salary and benefits and incentive compensation were partially offset by the compensation deferral associated with the implementation of the Wealth Accumulation Plan (see Note 3 to the Condensed Consolidated Financial Statements). Information technology expenses increased to $5.5 million in the third quarter of 2000, up
$0.6 million or 12.7% from $4.9 million for the same period in 1999, due primarily to increases in third party processing fees from increased securities transactions, as well as increases in software licenses and maintenance. Rent and occupancy costs decreased to $4.5 million in the third quarter of 2000, down $0.1 million or 2.8% from $4.7 million for the same period in 1999. Advertising and sales promotion costs increased to $1.3 million in the third quarter of 2000, up $0.6 million or

73.6% from $0.8 million for the same period in 1999, due to increased print campaigns. Distribution and fund administration expenses increased to $5.3 million in the third quarter of 2000, up $0.7 million or 16.2% from $4.6 million for the same period in 1999, as a result of increased third party distributor expenses resulting from higher average mutual fund assets under management. For the quarter ended September 1999, the Company reclassified to a gross basis from a net presentation, administrative fees received from its mutual funds, as well as fund administration expense paid to third party administrators. Professional fees increased to $2.8 million in the third quarter of 2000, up $0.9 million or 45.8% from $1.9 million for the same period in 1999, primarily due to the impact of outsourcing mutual fund administration coupled with an increase in employment agency fees. Other expenses decreased to $5.6 million in the third quarter of 2000, down $0.7 million or 10.4% from $6.3 million for the same period of 1999.

    OPERATING EXPENSES (PRO FORMA).  Total operating expenses were
$89.7 million for the third quarter ended September 2000, an increase of $4.8 million or 5.7% from $84.9 million for the third quarter of 1999. Employee compensation and benefits increased to $59.2 million for the third quarter ended September 2000, up $3.0 million or 5.4% from $56.2 million for the same period in 1999 attributable to increases in salary and benefits and incentive compensation partially offset by the compensation deferral associated with the implementation of the Wealth Accumulation Plan (see Note 3 to the Condensed Consolidated Financial Statements).

    TAXES (ACTUAL). Taxes increased to $26.7 million in the third quarter of 2000, up $16.2 million from $10.5 million in the third quarter of 1999. This increase is a result of the Company's reorganization in October 1999. The third quarter provision for income taxes includes federal, state and local taxes at the Company's effective tax rate as a corporation of approximately 43%. Taxes for the third quarter of 1999 reflect unincorporated business taxes incurred as a partnership, as well as state and local taxes.

    TAXES (PRO FORMA). Taxes increased to $26.7 million in the third quarter of 2000, up $1.9 million or 7.7% attributable to the increase in net income before taxes.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 2000 AND 1999

                             RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                   PRIVATE        MUTUAL       PROFESSIONAL
ACTUAL RESULTS FOR THE                              ASSET        FUND AND       SECURITIES
NINE MONTHS ENDED SEPTEMBER 30, 2000              MANAGEMENT   INSTITUTIONAL     SERVICES      TOTAL
------------------------------------              ----------   -------------   ------------   --------
Net revenues after interest expense.............   $214,286       $169,791       $74,795      $458,872
Operating expenses..............................    110,490        112,668        51,914       275,072
                                                   --------       --------       -------      --------
Net income before taxes.........................   $103,796       $ 57,123       $22,881      $183,800
                                                   ========       ========       =======      ========

                                                   PRIVATE        MUTUAL       PROFESSIONAL
ACTUAL RESULTS FOR THE                              ASSET        FUND AND       SECURITIES
NINE MONTHS ENDED SEPTEMBER 30, 1999              MANAGEMENT   INSTITUTIONAL     SERVICES      TOTAL
------------------------------------              ----------   -------------   ------------   --------
Net revenues after interest expense.............   $194,398       $179,781       $55,336      $429,515
Operating expenses..............................     56,407        115,625        40,952       212,984
                                                   --------       --------       -------      --------
Net income before taxes.........................   $137,991       $ 64,156       $14,384      $216,531
                                                   ========       ========       =======      ========

                                                   PRIVATE        MUTUAL       PROFESSIONAL
PRO FORMA RESULTS FOR THE                           ASSET        FUND AND       SECURITIES
NINE MONTHS ENDED SEPTEMBER 30, 1999              MANAGEMENT   INSTITUTIONAL     SERVICES      TOTAL
------------------------------------              ----------   -------------   ------------   --------
Net revenues after interest expense.............   $194,398       $179,781       $58,452      $432,631
Operating expenses..............................     97,656        112,740        45,835       256,231
                                                   --------       --------       -------      --------
Net income before taxes.........................   $ 96,742       $ 67,041       $12,617      $176,400
                                                   ========       ========       =======      ========

                            Assets Under Management
                                 (in millions)

                                                           PRIVATE            MUTUAL
                                                            ASSET            FUND AND
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000            MANAGEMENT(1)   INSTITUTIONAL(1)(2)    TOTAL
--------------------------------------------            -------------   -------------------   --------
Assets under management, beginning of period..........     $21,538            $32,861         $54,399
                                                           -------            -------         -------
Net additions (withdrawals)...........................          72             (1,180)         (1,108)
Market appreciation...................................         676              2,533           3,209
                                                           -------            -------         -------
Net increase..........................................         748              1,353           2,101
                                                           -------            -------         -------
Assets under management, end of period................     $22,286            $34,214         $56,500
                                                           =======            =======         =======

                                                               PRIVATE              MUTUAL
                                                                ASSET              FUND AND
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999                MANAGEMENT(1)      INSTITUTIONAL(1)       TOTAL
--------------------------------------------                -------------      ----------------      --------
Assets under management, beginning of period..........         $18,266             $37,321           $55,587
                                                               -------             -------           -------
Net additions (withdrawals)...........................             353              (5,533)           (5,180)
Market appreciation...................................             995                  54             1,049
                                                               -------             -------           -------
Net increase (decrease)...............................           1,348              (5,479)           (4,131)
                                                               -------             -------           -------
Assets under management, end of period................         $19,614             $31,842           $51,456
                                                               =======             =======           =======

------------------------

NOTE 1: Segment assets under management and related market flows for prior periods have been reclassified to reflect presentation consistent with current period segment reporting.

NOTE 2: As of September 30, 2000, Mutual Fund and Institutional includes
        $95 million of client assets invested in the Fund Advisory Service wrap mutual fund program with third party funds.

    The Company reported net income before taxes of $183.8 million for the nine months ended September 2000, which represents a decrease of $32.7 million or 15.1% from the actual results for the comparable period in 1999. Net income before taxes of $183.8 million for the first nine months of 2000 represents an increase of $7.4 million or 4.2% when compared to the pro forma results for the nine months ended September 1999. Private Asset Management and Professional Securities Services had respective net income before taxes of $103.8 and $22.9 million for the first nine months of 2000, increasing 7.3% and 81.4%, respectively, when compared to the pro forma results for the prior year period. Net income before taxes for the Mutual Fund and Institutional segment was $57.1 million, which reflects a decrease of 14.8% when compared to the pro forma results for the prior year's period.

    Net revenues after interest expense increased by $29.4 million for the first nine months of 2000, to $458.9 million, an increase of 6.8% compared to the actual results for the nine months ended September 1999. Net revenues after interest expense of $458.9 million for the first nine months of 2000 represent an increase of $26.2 million or 6.1% when compared to the pro forma results for the nine months ended September 1999.

    PRIVATE ASSET MANAGEMENT. Private Asset Management net revenues after interest expense increased 10.2% to $214.3 million for the first nine months of 2000 from $194.4 million on a pro forma basis for the nine months ended September 1999. Investment advisory fees, which account for the majority of the increase, rose 15.1% to $142.7 million for the first nine months of 2000 from $124.0 million for the pro forma prior year period due to increased billable assets under management. Net interest income increased 56.8% to $3.9 million for the nine months ended September 2000 from $2.5 million for the pro forma prior year period due to higher margin balances.

    MUTUAL FUND AND INSTITUTIONAL. Mutual Fund and Institutional net revenues after interest expense decreased 5.6% to $169.8 million for the first nine months of 2000 from $179.8 million on a pro forma basis for the nine months ended September 1999. Investment advisory and administrative fees decreased 4.4% to $154.9 million for the first nine months of 2000 from $162.0 million for the pro forma prior year period. The decrease is attributable to a higher average asset base in the first six months of 1999 relative to the comparable period in 2000. The three month period ended September 30, 2000, resulted in an increase in average assets of $1.6 billion, due to a combination of net cash inflows and market appreciation. This compares favorably to the three month period ended September 30, 1999, where average assets decreased by $4.1 billion, resulting from net cash outflows and market depreciation. Commissions decreased by $3.8 million or 22.5% as a result of a decrease in transaction volume, while interest income increased by $0.8 million as a result of higher cash balances.

    PROFESSIONAL SECURITIES SERVICES. Professional Securities Services net revenues after interest expense increased 28.0% to $74.8 million for the first nine months of 2000 from $58.5 million on a pro forma basis for the nine months ended September 1999. Commissions increased by $3.3 million or 14.7% as a result of increased transaction volume. Principal transactions in securities increased by $4.5 million or 74.3% primarily due to market maker activity. Clearance fees increased $1.9 million or 23.7% due to increased volume from new and existing clients, while net interest income increased $6.1 million or 33.3% primarily due to higher margin balances.

    OPERATING EXPENSES (ACTUAL). Total operating expenses were $275.1 million for the nine months ended September 2000, an increase of $62.1 million or 29.2% from $213.0 million for the nine months ended September 1999. Employee compensation and benefits increased to $186.5 million for the nine months ended September 2000 up $57.9 million or 45.1% from $128.5 million for the same period in 1999. As a result of the Company's reorganization, principals who previously received distributions of capital are now compensated as employees. Compensation that was not previously reported as such for employees who were principals was $43.2 million for the nine months ended September 2000. Increases in salary and benefits and incentive compensation were partially offset by the compensation deferral associated with the implementation of the Wealth Accumulation Plan (see
Note 3 to the Condensed Consolidated Financial Statements). Information technology expenses increased to $16.7 million for the nine months ended September 2000, up $2.9 million or 20.9% from $13.8 million for the same period in 1999, due primarily to increases in third party processing fees from increased securities transactions, as well as increases in communication services and software licenses. Rent and occupancy costs increased to $13.1 million for the nine months ended September 2000, up $1.9 million or 17.2% from $11.2 million for the same period in 1999, primarily due to the rental of additional space in the head office as well as the opening of two new branch offices. Advertising and sales promotion costs decreased to $5.0 million for the nine months ended September 2000, down $1.9 million or 27.8% from $6.9 million for the same period in 1999. Distribution and fund administration expenses decreased to $14.2 million for the nine months ended September 2000, down $0.7 million or 4.7% from $14.9 million for the same period of 1999, primarily due to decreased third party distributor expenses resulting from lower average mutual fund assets under management. For the nine months ended
September 1999, the Company reclassified to a gross basis from a net presentation, administrative fees received from its mutual funds, as well as fund administration expense paid to third party administrators. Professional fees increased to $7.9 million for the nine months ended September 2000, up
$1.0 million or 15.1% from $6.8 million for the same period of 1999, primarily due to the impact of outsourcing mutual fund administration coupled with an increase in employment agency fees. Other expenses increased to $16.8 million for the nine months ended September 2000, up $1.6 million or 10.7% from $15.2 million for the same period in 1999, due primarily to increases in travel and entertainment and office expenses.

    OPERATING EXPENSES (PRO FORMA).  Total operating expenses were
$275.1 million for the nine months ended September 2000, an increase of $18.8 million or 7.4% from $256.2 million for the same period of 1999. Employee compensation and benefits increased to $186.5 million for the nine months ended September 2000, up $14.7 million or 8.6% from $171.8 million for the same period in 1999 attributable to increases in salary and benefits and incentive compensation partially offset by the compensation deferral associated with the implementation of the Wealth Accumulation Plan (see Note 3 to the Condensed Consolidated Financial Statements).

    TAXES (ACTUAL). Taxes increased to $69.6 million for the nine months ended September 2000, up $54.5 million from $15.0 million for the same period in 1999. This increase is a result of the Company's reorganization in October 1999. The nine months ended September 2000 provision for income taxes includes federal, state and local taxes at the Company's effective tax rate as a corporation of approximately 43%, less a financial statement tax benefit of $9.8 million related to the change in the price of the Company's stock from December 31, 1999 to June 30, 2000, in connection with its defined contribution stock incentive plan (the "Stock Incentive Plan"). Taxes for the period ended September 1999 reflect unincorporated business taxes incurred as a partnership and state and local taxes. In March 2000, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("FIN 44"). During the first two quarters of this year, the Company adjusted, based upon the price of the Common Stock at the close of business on the last day of each quarter, the carrying value of the deferred tax asset that relates to unvested shares in the Stock Incentive Plan. The adjustments were made based upon quarter to quarter comparisons. FIN 44 became effective on July 1, 2000 (except for certain aspects, which require earlier implementation) and no longer requires a corporation to adjust the deferred tax carrying value. FIN 44 now requires that the deferred tax asset be determined by the compensation expense recognized for financial reporting purposes. Accordingly, at June 30, 2000, the Company fixed the carrying value of it deferred tax asset for unvested shares in its Stock Incentive Plan, based upon the price of NBI's Common Stock at the close of business that day.

    TAXES (PRO FORMA). Taxes decreased to $69.6 million for the nine months ended September 2000, down $6.8 million or 8.9% primarily due to the $9.8 million financial statement tax benefit related to the change in the price of the Common Stock in connection with its Stock Incentive Plan offset by a $3.2 million increase in provision for income taxes attributable to the increase in net income before taxes.

ACTUAL AND PRO FORMA OPERATING RESULTS

    The following table sets forth the Company's actual and pro forma condensed consolidated statements of income for the three and nine months ended
September 30, 2000 and 1999, respectively:

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,          SEPTEMBER 30,
                                                      --------------------   --------------------
                                                       ACTUAL    PRO FORMA    ACTUAL    PRO FORMA
                                                        2000       1999        2000       1999
                                                      --------   ---------   --------   ---------
                                                       (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
REVENUES:
Investment advisory and administrative fees.........  $101,108   $ 97,696    $298,639   $286,867
Commissions.........................................    33,179     32,921     106,248    107,169
Interest............................................    54,294     37,601     162,128    114,340
Principal transactions in securities................     1,774        882      10,548      5,998
Clearance fees......................................     3,193      2,945      10,091      8,159
Other income........................................     1,782        683       4,233      3,536
                                                      --------   --------    --------   --------
    GROSS REVENUES..................................   195,330    172,728     591,887    526,069
Interest expense....................................    43,680     30,570(1)  133,015     93,438(1)
                                                      --------   --------    --------   --------
    NET REVENUES AFTER INTEREST EXPENSE.............   151,650    142,158     458,872    432,631
                                                      --------   --------    --------   --------

OPERATING EXPENSES:
Employee compensation and benefits..................    59,228     56,193(2)  186,468    171,769(2)
Information technology..............................     5,503      4,885      16,729     13,832
Rent and occupancy..................................     4,523      4,654      13,141     11,211
Brokerage, clearing and exchange fees...............     2,446      2,636       7,491      7,813
Advertising and sales promotion.....................     1,311        755       4,965      6,878
Distribution and fund administration................     5,343      4,599      14,183     14,885
Professional fees...................................     2,774      1,903       7,870      6,837
Depreciation and amortization.......................     2,907      2,940       7,427      7,831
Other expenses......................................     5,637      6,290      16,798     15,175
                                                      --------   --------    --------   --------
    TOTAL OPERATING EXPENSES........................    89,672     84,855     275,072    256,231
                                                      --------   --------    --------   --------
    NET INCOME BEFORE TAXES.........................    61,978     57,303     183,800    176,400
Provision for income taxes..........................    26,713     24,812(3)   69,589     76,381(3)
                                                      --------   --------    --------   --------
    NET INCOME......................................  $ 35,265   $ 32,491    $114,211   $100,019
                                                      ========   ========    ========   ========

NET INCOME PER SHARE OF COMMON STOCK
    Net income per share--Basic.....................  $   0.72   $   0.65(4) $   2.32   $   2.00(4)
                                                      ========   ========    ========   ========
    Net income per share--Diluted...................  $   0.71   $   0.65(4) $   2.31   $   2.00(4)
                                                      ========   ========    ========   ========
    Weighted average common shares
      outstanding--Basic............................    48,945     50,022      49,197     50,022
                                                      ========   ========    ========   ========
    Weighted average common shares outstanding--
      Diluted.......................................    49,695     50,022      49,548     50,022
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

(2) Because Neuberger Berman, LLC ("NB, LLC") had operated as a partnership, there was no actual historical measure of the compensation and benefits that would have been paid, in corporate form, to the principals for services rendered prior to October 7, 1999. Accordingly, this adjustment is made to reflect compensation amounts, based on the new employment agreements for principals, which became effective on October 8, 1999. The pro forma adjustment for principals' compensation and benefits for the periods ended September 30, 1999 has been determined as if the new employment agreements had been in place during those periods.

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

    It is the Company's policy to continuously monitor and evaluate the adequacy of its capital. The Company has consistently maintained net capital in excess of the regulatory requirements prescribed by the Securities and Exchange Commission (the "SEC") and other regulatory authorities. At September 30, 2000, the Company's regulatory net capital exceeded the minimum requirement by approximately $182.4 million. The SEC net capital rule imposes financial restrictions, which are more severe than those imposed on most other businesses. In addition, the debt covenants related to NB, LLC's subordinated note include certain covenants that limit the percentage by which the aggregate unpaid principal amount of subordinated liabilities may exceed total regulatory capital and impose a dollar amount below which total ownership equity cannot fall. The Company believes that its cash flow from operations and existing committed and uncommitted lines of credit will be more than adequate to meet its anticipated capital requirements and debt and other obligations as they come due.

    On October 28, 1999, the Company's Board of Directors authorized a discretionary repurchase of up to $50 million of the Company's common stock. The authorization stated that purchases may be made from time to time in the open market and in negotiated transactions, subject to market conditions. As of September 30, 2000, 1,101,704 shares had been repurchased for approximately
$34 million. The source of the funds for these purchases was internally generated.

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

    Equity price risk generally means the risk of loss that may result from the potential change in the value of a financial instrument as a result of absolute and relative price movements, price volatility or changes in liquidity, over which the Company has no control. The Company's market making activities expose its capital to potential equity price risk. To mitigate this risk, strict limits are imposed on both the trading desk and individual traders. In addition, the Company's monthly average net long position for its market making activities were $1.3 million and $2.0 million during the three months ended September 30, 2000 and 1999, respectively, and $1.6 million and $1.9 million during the nine months ended September 30, 2000 and 1999, respectively.

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

ITEM 6.--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:
      27 Financial Data Schedule

    (b) Reports on Form 8-K:

       1.  Form 8-K filed August 2, 2000, Items 5 and 7.

           Financial Statements:

                Exhibit 99.1  Consolidated and Pro Forma Condensed Statements of Income
                              (Three Months Ended June 30, 2000)
                              (Unaudited)

                              Consolidated and Pro Forma Condensed Statements of Income
                              (Six Months Ended June 30, 2000)
                              (Unaudited)

                              Selected Segment Data
                              Actual and Pro Forma
                              (Three Months Ended June 30, 2000)
                              (Unaudited)

                              Selected Segment Data
                              Actual and Pro Forma
                              (Six Months Ended June 30, 2000)
                              (Unaudited)

       2.  Form 8-K filed October 20, 2000, Items 5 and 7.
           Financial Statements:

                Exhibit 99.2  Consolidated and Pro Forma Condensed Statements of Income
                              (Three Months Ended September 30, 2000)
                              (Unaudited)

                              Consolidated and Pro Forma Condensed Statements of Income
                              (Nine Months Ended September 30, 2000)
                              (Unaudited)

                              Selected Segment Data
                              Actual and Pro Forma
                              (Three Months Ended September 30, 2000)
                              (Unaudited)

                              Selected Segment Data
                              Actual and Pro Forma
                              (Nine Months Ended September 30, 2000)
                              (Unaudited)

       3.  Form 8-K filed November 2, 2000, Items 5 and 7.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       NEUBERGER BERMAN INC.

                                                       By:  /s/ Robert Matza
                                                            -----------------------------------------
                                                            Name: Robert Matza
                                                            Title:  Chief Administrative Officer
November 14, 2000

                                                       By:  /s/ Matthew S. Stadler
                                                            -----------------------------------------
                                                            Name: Matthew S. Stadler
                                                            Title:  Chief Financial Officer
                                                                  (Principal Financial Officer
                                                                  and Principal Accounting Officer)
November 14, 2000

                                 EXHIBIT INDEX

EXHIBIT NO.       EXHIBIT
-----------       -------
Exhibit 27        Financial Data Schedule