Form 10-K
period 2000-12-31
NEUBERGER BERMAN INC
filed 2001-03-09
CIK 1068144

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM         TO

                         COMMISSION FILE NO. 001-15361

                           --------------------------

                             NEUBERGER BERMAN INC.

             (Exact Name of Registrant As Specified in Its Charter)

               DELAWARE                                     06-1523639
     (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
   of Incorporation or Organization)

    605 Third Avenue, New York, NY                            10158
    (Address of Principal Executive                         (Zip Code)
               Offices)

       Registrant's telephone number, including area code (212) 476-9000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                               Name of Each Exchange
    Title of Each Class                         on Which Registered
Common Stock $.01 par value                   New York Stock Exchange

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

    The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing price of $82.09 on February 16, 2001, on the New York Stock Exchange was $597,931,365. Calculation of holdings of common stock by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, former principals and the Registrant's Defined Contribution Stock Incentive Plan are affiliates. As of February 16, 2001, the number of shares of the Registrant's common stock outstanding was 48,884,909.

                           --------------------------

                      Documents Incorporated By Reference

                   DOCUMENT INCORPORATED                          PART OF REPORT
                        BY REFERENCE                          INTO WHICH INCORPORATED
------------------------------------------------------------  -----------------------
     The definitive proxy statement for the 2001 Annual              Part III
      Meeting of Stockholders to be held May 10, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                       --------
PART I
Item 1.  Business....................................................       3
           Overview..................................................       3
           Recent Developments.......................................       3
           Business Segments.........................................       4
           Private Asset Management..................................       4
           Mutual Fund and Institutional.............................       6
           Professional Securities Services..........................       9
           Investment Process and Research...........................      10
           Technology Initiatives....................................      10
           Competition...............................................      10
           Regulation................................................      11
           Client Protection and Insurance...........................      13
           Net Capital Requirements..................................      13
           Intellectual Property.....................................      13
           Employees.................................................      13
Item 2.  Properties..................................................      14
Item 3.  Legal Proceedings...........................................      14
Item 4.  Submission of Matters to a Vote of Security Holders.........      14

PART II
Item 5.  Market for Registrant's Common Equity and Related                 14
           Stockholder Matters.......................................
Item 6.  Selected Consolidated Financial Data........................      15
Item 7.  Management's Discussion and Analysis of Financial Condition       16
           and Results of Operations.................................
           Forward Looking Statements................................      16
           Business Environment......................................      16
           General...................................................      17
           Results of Operations.....................................      19
           Liquidity and Capital Resources...........................      25
           Looking Ahead.............................................      26
Item     Quantitative and Qualitative Disclosures about Market             26
7A.        Risk......................................................
Item 8.  Financial Statements and Supplementary Data.................      27
Item 9.  Changes in and Disagreements with Accountants on Accounting       53
           and Financial Disclosure..................................

PART
III
Item     Directors and Executive Officers of the Registrant..........      53
10.
Item     Executive Compensation......................................      53
11.
Item     Security Ownership of Certain Beneficial Owners and               53
12.        Management................................................
Item     Certain Relationships and Related Transactions..............      53
13.

PART IV
Item     Exhibits, Financial Statement Schedules and Reports on Form       53
14.        8-K.......................................................

FORWARD LOOKING STATEMENTS

    Our disclosure and analysis in this report and in documents that are incorporated by reference contain some forward looking statements. Forward looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe", and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results. Although we believe that our expectations and beliefs are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that our actual results will not differ materially from our expectations or beliefs. Some of the factors that could cause our actual results to differ from our expectations or beliefs include, without limitation, the adverse effect from a decline in the securities markets or if our products' performance declines, a general downturn in the economy, changes in government policy or regulation, our inability to attract or retain key employees and unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations. These statements are provided as permitted by the Private Litigation Reform Act of 1995. We undertake no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.--BUSINESS

OVERVIEW

    Neuberger Berman Inc., with its subsidiaries, is an investment advisory firm with approximately $55.5 billion in assets under management as of December 31, 2000. For more than 60 years, the firm and its predecessor companies have provided clients with a wide array of investment products, services and strategies. We conduct our business through our subsidiaries, including Neuberger Berman, LLC and Neuberger Berman Management Inc., both of which are registered investment advisers and broker-dealers. Neuberger Berman, LLC is also a member of the New York Stock Exchange, Inc. ("NYSE"). As of February 16, 2001, we conduct our business from 16 offices in 15 cities.

    We were founded in 1939 to be a premier provider of investment products and services to high net worth individuals. We have built upon the qualities that have made us successful in the high net worth market to establish a strong presence in the mutual fund and institutional marketplaces, and to provide estate planning and trust services through several trust company subsidiaries. Our clients include individuals, institutions, corporations, pension funds, foundations and endowments.

    We believe that one of our chief competitive advantages is our dedication to asset management, and in particular, asset management for high net worth individuals. To build on this competitive advantage, we are actively pursuing new hires and acquisitions, including the addition of money management teams with existing client relationships, as well as expanding our national sales force.

    In August 1998, Neuberger Berman Inc. was formed to be the holding company for Neuberger Berman, LLC and Neuberger Berman Management Inc., which, together with their predecessors, have conducted business since 1939 and 1970, respectively. In October 1999, we completed an initial public offering (the "IPO") of our common stock. As of February 16, 2001, our employees and retired principals held approximately 85% of our common stock.

    When we use the terms "Neuberger Berman", "we", "us", and "our", we mean, prior to the IPO, Neuberger Berman, LLC, a Delaware limited liability company, and its consolidated subsidiaries, and Neuberger Berman Management Inc., a New York corporation, and their predecessors, and, after the IPO, we mean Neuberger Berman Inc., a Delaware corporation, and its consolidated subsidiaries.

    When we use the term "Trust Companies", we mean Neuberger Berman National Trust Company, which holds a national bank charter; Neuberger Berman Trust Company, a non-depository trust company chartered under the New York Banking Law; Neuberger Berman Trust Company of Delaware, a non-depository limited purpose trust company chartered under the Delaware Banking Code; and Neuberger Berman Trust Company of Florida, a Florida corporation authorized to engage in trust business chartered under the Florida Banking Law.

RECENT DEVELOPMENTS

    In December 2000, we completed the acquisition of the private asset management business of Delta Capital Management LLC, which added $536 million to our assets under management as of December 31, 2000.

    During 2000, we opened three new sales offices in Houston, Philadelphia and Tampa. We increased our national sales force of Client Consultants, from 28 professionals at the end of 1999 to 38 as of December 31, 2000. In 2000, this national sales force generated $807 million in new assets under management.

    During the first quarter of 2001, we added three experienced money management teams from other institutions and anticipate that their clients will place approximately $2.1 billion in assets under management with us by the end of 2001.

    We completed the acquisition of Executive Monetary Management, Inc. ("EMM"), a wealth management firm for high net worth individuals, in the first quarter of 2001, at which time EMM became a wholly owned subsidiary of Neuberger Berman Inc. As of the closing date of the EMM acquisition, clients for whom EMM performs various services had in the aggregate approximately $1.8 billion of investable assets. EMM has a strong following among senior executives and leaders within the entertainment, finance and legal communities. We expect our resources to allow EMM to expand its products and services, as well as its client base. In turn, we believe EMM will strengthen our presence in the highly specialized market of upper echelon wealth.

    In January 2001, we received a national bank charter and opened the Neuberger Berman National Trust Company, headquartered in Seattle, Washington. We believe that the combination of our trust capabilities, our clearing capabilities and information systems, and our money management expertise will enhance our ability to attract new clients, retain existing clients' assets and cross-sell products and services.

    Additionally, we continue the ongoing program of diversification in our mutual fund business. In October 2000, we announced that we will acquire Fasciano Company, Inc., an investment manager which, through Michael Fasciano, manages the Fasciano Fund, a small-cap blend mutual fund. As of December 31, 2000, the Fasciano Fund had approximately $237 million in assets. We expect to close this acquisition at the end of the first quarter of 2001.

BUSINESS SEGMENTS

    Our principal businesses include:

    - Private Asset Management

    - Mutual Fund and Institutional

    - Professional Securities Services

    A fourth segment, "Corporate", was introduced during the fourth quarter of 2000, to reflect certain corporate results that were previously allocated primarily to our Professional Securities Services segment.

    We derive our revenues primarily from investment advisory and administrative fees, which are based on assets under management. Our fee revenue is supplemented by commissions and by income from our Professional Securities Services segment. We believe our business has attractive margins for several reasons:

    - the majority of our assets under management are held in equity accounts, which carry higher fees than fixed-income accounts;

    - 58.2% of our pre-tax earnings in 2000 were derived from our higher-margin Private Asset Management segment; and

    - we have effectively leveraged our franchise and infrastructure to enhance profitability by developing complementary businesses such as correspondent clearing and prime brokerage services.

PRIVATE ASSET MANAGEMENT

    Our Private Asset Management segment provides customized investment management services for high net worth individuals, families and smaller institutions. It represented 47.2% of net revenues after interest expense in 2000.

    Assets under management in this segment reached $22.5 billion as of December 31, 2000, including assets managed for clients of the Trust Companies. Net revenues after interest expense for 2000 were

$290.7 million. This included $94.0 million in commission revenue, derived principally from listed equity trades executed as broker, on behalf of clients. In this segment, we managed approximately 14,000 accounts, with an average relationship size of $3.9 million.

    Private Asset Management includes three areas:

    - Money Management

    - Advisory Services

    - Trust Services

    MONEY MANAGEMENT. Since our founding, we have specialized in personalized money management for high net worth investors. Our mission is to provide our clients with the highest caliber investment expertise, supported by outstanding personal service. Unlike many investment firms, we do not assign clients to a model portfolio. We tailor each client's portfolio individually, based on investment objectives, planning needs, and risk tolerance. We believe this strategy is best for clients, and it also increases our ability to attract experienced, talented money managers. Our money managers have, on average, more than 25 years of investment experience, and each is free to pursue his or her investment style, subject to compliance oversight. The Private Asset Management segment has enjoyed long-term client loyalty, sometimes spanning several generations.

    Our money managers use a broad spectrum of investment styles, including growth and value for equities, fixed-income and international. They accommodate clients with broadly different objectives or special needs, such as investment restrictions or large holdings of stock options. As of December 31, 2000, we had 66 money managers in our Private Asset Management segment working in 27 teams.

    We vigorously seek to expand our assets under management through internal growth and new clients, as well as through the hiring of experienced money management teams and acquisitions of money management firms. We believe that the acquisition of the private asset management business of Delta Capital Management LLC and the acquisition of EMM, plus the introduction of Neuberger Berman National Trust Company, will increase our ability to expand assets under management. We have hired three teams of senior money managers in the first quarter of 2001. We intend to continue to seek to hire senior money managers and to pursue acquisitions, where appropriate.

    In 2000, we launched an Internet account access feature for Private Asset Management clients. This secure, password-protected site allows clients to view their account statements online, and to make this information available to accountants or other trusted advisors. We believe a robust Internet site is an increasingly important part of our customer service strategy. Accordingly, we are redesigning and upgrading our website, and expect to launch the new site in the first half of 2001.

    ADVISORY SERVICES. We have a national sales force, which is composed of Client Consultants. It is dedicated to growing and supporting our Private Asset Management segment, including our money managers and Trust Companies. Our Client Consultants attract new clients and work with existing clients as liaisons to our money managers. In 2000, we significantly increased the number of our Client Consultants, as well as their geographic penetration. Our Private Asset Management Advisory Services group currently includes 38 professionals supported by 34 client service administrators, working in New York and regional offices in Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles, Miami, Philadelphia, San Francisco, Tampa, and West Palm Beach.

    Our Client Consultants are highly trained professionals and their average industry experience is 16 years. They work closely with our clients to develop customized asset allocation, trust services, estate and tax planning strategies. Our Client Consultants also frequently work with our clients' accountants and attorneys as part of a financial advisory team, and they cultivate relationships with these professional advisors. New assets generated by our national sales force grew from $640 million in 1999 to $807 million in 2000.

    TRUST SERVICES. The Private Asset Management segment also includes Neuberger Berman National Trust Company for which we received a national bank charter in January 2001, as well as trust companies in New York, Delaware and Florida. Our trust companies integrate our investment management expertise with a wide variety of services for high net worth individuals, wealthy families and family offices. These services include:

    - Retirement, Gift and Estate Tax Planning

    - Trust Administration and Agency Services

    - Investment Policy Design, Manager Selection and Oversight

    - Executor Services

    - Charitable Gift Planning

    - Retirement Plans and IRA Administration

    Our Trust Companies provide multi-jurisdictional trust, partnership and estate administration services. They oversee and monitor investments by affiliated and non-affiliated portfolio managers. Our Trust Companies deliver a broad range of trustee services for employee benefit plans of corporations and other for-profit institutions. Through our Trust Companies we also provide investment and administration services for charities' planned giving programs.

    In connection with the establishment of our National Trust Company, we have hired several senior executives. In cooperation with our expanded national sales force, we intend to market our trust capabilities more aggressively in 2001.

MUTUAL FUND AND INSTITUTIONAL

    Our Mutual Fund and Institutional segment includes our family of mutual funds, institutional separate account products and broker-advised products (wrap accounts), which we offer to a wide array of clients, from the smallest individual investors to the largest institutions. This segment generated net revenues after interest expense of $226.1 million, which represented 36.7% of our net revenues after interest expense in 2000.

    Despite volatility in the securities markets, our assets under management in this segment increased by $116 million to approximately $33.0 billion as of December 31, 2000. We experienced net cash outflows for our Mutual Fund and Institutional segment of $1.2 billion in 2000. The outflows occurred almost entirely in the first quarter, with most of it coming from one sector, the traditionally lower margin institutional fixed-income separate accounts business. Cash flows from our Mutual Fund and Sub-advised Account business were positive by $546 million for 2000.

    The mutual funds and portfolios in this segment cover a large range of asset types, investment styles and market capitalization ranges. These include large-cap, mid-cap and small-cap equity products, incorporating value, growth and blend investment styles as well as international and socially responsive products. Also in this business segment we offer balanced, fixed-income and money market products. We make our funds available directly to investors, without a sales load, and through third parties and sub-advisory relationships.

    Mutual Fund and Institutional includes three areas:

    - Mutual Fund and Sub-advised Accounts

    - Institutional Separate Accounts (Equity and Fixed-Income)

    - Consultant Services Group (Wrap accounts)

    MUTUAL FUND AND SUB-ADVISED ACCOUNTS. As of December 31, 2000, we managed a total of $19.5 billion in assets in Mutual Funds and Sub-advised Accounts. We managed 35 mutual funds (the "Funds") as both adviser and sub-adviser based on 26 investment portfolios that span the range of our investment strategies. We also acted as sub-adviser for 17 additional mutual funds for non-affiliated financial services companies. Net revenues after interest expense for our Mutual Fund and Sub-advised Account business were $158.0 million in 2000, consisting primarily of investment advisory and administrative fees and commissions. In addition to advisory and sub-advisory fees, we also derive revenues from administrative and service fees for accounting services, general mutual fund administration (such as coordinating board meetings, compliance programs and prospectuses, annual and semi-annual reports) and shareholder services. Approximately 52% of the commissions paid by the Funds were paid to Neuberger Berman, LLC for executing listed equity trades as broker.

    In 1999 and 2000, we introduced new mutual funds and portfolio products. Building upon our goal to diversify the types of mutual funds that we offer, we launched the Neuberger Berman Technology Fund in 2000, which is managed by our Boston-based Growth Equity Group. We expect to launch the Neuberger Berman Fasciano Fund, a small-cap blend mutual fund, at the end of the first quarter of 2001.

    We offer 18 of our Funds directly to the public with no sales charge. These include growth, value and blend investment styles across all capitalization ranges, as well as international, socially responsive and fixed-income portfolios. We managed assets in direct-sold no load mutual funds that totaled $10.1 billion at December 31, 2000.

    We also make our Funds available through mutual fund supermarkets, broker-dealers, banks and most recently through our Internet site, where mutual fund investors can access account information and buy, sell and exchange Fund shares. The site also has Fund prospectuses and applications, daily share prices and performance, as well as articles and educational materials. We believe a dynamic Internet site is an increasingly important part of our customer service strategy. We are redesigning and upgrading our website, and anticipate launching the new site in the first half of 2001.

    Strategic alliances are an increasingly important distribution channel. As of December 31, 2000, we had alliances with 91 administrators of defined contribution plans (such as 401(k), 403(b) and nonqualified deferred compensation plans). These alliances allow us, as investment adviser, and these administrators, as record-keepers and plan participant service providers, to perform the task each of us is best suited to carry out. Defined contribution plan assets under management in our Funds were $3.9 billion at December 31, 2000.

    We also had relationships with 39 insurance companies that offer variable annuity and variable life insurance products that may be invested, at the direction of policy holders, in certain of our Funds. As of December 31, 2000, assets under management in our Mutual Fund and Sub-advised account business included $2.6 billion in assets related to these insurance products.

    During 2000, the operational structure of most of our Funds was reorganized to realize certain efficiencies and cost savings. The multi-class structure our Funds adopted is common in the mutual fund industry. This reorganization did not alter any of the Funds' investment programs. The remainder of our Funds reorganized in February 2001.

    In addition, assets under management in sub-advised funds for non-affiliated financial services companies grew from $1.7 billion, at December 31, 1999, to $2.9 billion at December 31, 2000. Our continuing efforts to expand this business have been successful, and we have established relationships with some of the leading financial services companies.

    In July 1999, we launched the Fund Advisory Service ("FAS"), which is designed for the relatively affluent investor and the retirement market. This discretionary investment advisory program offers professional portfolio management and consolidated record-keeping to mutual fund investors seeking to build and monitor a customized portfolio of mutual funds from well-known fund groups, including our own Funds and mutual funds managed by third parties. We launched FAS as a non-discretionary investment service, but in 2000 we converted it to a discretionary investment service, in order to better meet our clients needs. This also had the benefit of reducing the operational costs. The great majority of existing FAS clients agreed to the conversion.

    We market FAS to our Funds' shareholder base and to the public via advertising, the Internet and other public relations efforts. In 2000, we initiated a program to establish strategic alliances with financial advisory companies to market FAS. These alliances are "private-label" arrangements in which the financial advisory company markets our FAS product under another name, but we are the sub-advisor for this product. We currently have three such private-label arrangements completed, and expect to establish more in 2001.

    When third parties make our products available to their clients, we generally pay the third parties for record-keeping, sub-accounting or other services that they perform with respect to assets that are invested, either directly or indirectly, in the Funds.

    INSTITUTIONAL SEPARATE ACCOUNTS (EQUITY AND FIXED-INCOME). As of December 31, 2000, we managed $11.7 billion of institutional separate account assets. We manage over 380 institutional domestic, international and global equity, balanced, fixed-income and cash management separate account portfolios. Net revenues after interest expense for the institutional separate account business were $60.4 million in 2000, consisting primarily of investment advisory fees and commissions. Assets in the separate accounts business dropped significantly in 2000, but the loss was almost entirely accounted for by fixed-income accounts. We attribute the decline to intense competition in this area and the decision by a small number of our larger clients to shift to different fixed-income strategies offered by other managers.

    Some of our institutional separate account clients include: defined benefit and defined contribution plans for corporations and municipalities, Taft-Hartley plans, insurance companies, endowments and foundations, mutual funds sponsored by third parties and hospital and health care organizations.

    We offer 13 different investment styles to institutional investors. We employ the following equity investing styles: small-, small/mid-, mid- and large-capitalization value and growth. Additionally, we offer socially responsive, technology, international, global and emerging market equity portfolios.

    In fixed-income separate accounts, we offer 14 different investment strategies for clients, including varieties of cash management, limited maturity, high yield, municipal, broad investment grade, opportunistic core and international. As bond managers, we are value oriented and use sector rotation and security selection to earn incremental yield. We use active duration management and volatility analysis to control risk, and, depending on market conditions, to protect principal or add capital appreciation.

    CONSULTANT SERVICES GROUP (WRAP ACCOUNTS). As of December 31, 2000, we managed $1.8 billion of wrap account assets. We act as investment adviser to more than 4,900 accounts through ten wrap account programs sponsored by third party banks and brokerage firms. Net revenues after interest expense for the wrap account business were $7.7 million in 2000, consisting primarily of investment advisory fees. Although assets under management remained constant, the number of accounts and our revenues in this business declined in 2000. We believe the reduction in our fee revenue was due to the distribution leverage of third party banks and brokerage firms.

    Wrap account programs, which are designed to meet the needs of individuals and smaller institutions, offer comprehensive investment management services under a single fee structure covering all charges, including investment management, brokerage, custody, record-keeping and reporting.

    We have relationships with three of the four largest sponsors of wrap account programs. The sponsors offer mutual fund wrap programs as well as separate account wrap programs. We provide portfolio management for both types of programs, in a variety of investment styles, including value, growth and international, in small-, mid- and large-capitalization stocks. We formed some new relationships with sponsors in 2000, and intend to keep seeking new relationships, as well as to increase the variety of investment styles that we offer through this channel.

PROFESSIONAL SECURITIES SERVICES

    Our Professional Securities Services segment leverages our asset management infrastructure to provide services to the professional investment community. It represented 16.3% of net revenues after interest expense in 2000.

    Our Professional Securities Service clients call upon us for trade execution, clearing, custody, margin financing, portfolio reporting and trust services, as well as consulting advice. We act as market maker for approximately 150 securities traded primarily on the Nasdaq National Market System. We also provide our research to about 200 outside investment managers. Because these services are based upon the capabilities and resources developed for our asset management businesses, we generally can provide these services at a modest incremental cost. Net revenues after interest expense for Professional Securities Services significantly increased to $100.3 million in 2000 from $76.6 million in 1999.

    Professional Securities Services includes three areas:

    - Professional Investor Clearing Services

    - Research Sales

    - Other Activities

    PROFESSIONAL INVESTOR CLEARING SERVICES. As of December 31, 2000, we provided prime brokerage services to 61 private investment partnerships, registered investment advisers and family offices. We provided correspondent clearing services to 11 introducing brokers. These services include trade execution, custody, clearance and settlement, margin financing and the borrowing of securities to meet short sale obligations, portfolio reporting and consulting advice regarding communications and information technology required to operate a small financial concern. In some instances, we provide our clients with the use of a fully equipped office facility. A dedicated sales team markets these services directly and through advertising in trade publications. We also seek to cross-sell our other services to these clients, including research sales and trust and custody services.

    Professional Investor Clearing Services net revenues after interest expense were $45.0 million for the year ended December 31, 2000. These net revenues consisted primarily of commissions, clearance fees and net interest income.

    RESEARCH SALES. Our centralized research department regularly prepares and updates research reports for our Private Asset Management and Mutual Fund and Institutional businesses. Nine sales professionals in the research sales group also make these research reports available to approximately 200 third-party investment managers. If these third-party managers decide to buy or sell securities based on this research, they usually place their trades through us, although they have no obligation to do so. The research sales group also includes seven traders who execute these brokerage transactions. Through our corporate relationships, we participate as part of selling groups in public offerings of securities (we do not participate in such offerings, however, for our advisory clients). Research Sales net revenues after interest expense were $19.3 million for the year ended December 31, 2000. These net revenues consist primarily of commissions.

    OTHER ACTIVITIES. Professional Securities Services also includes market making activities, custody and record keeping services and treasury management. We act as market maker for approximately 150 securities traded primarily on the Nasdaq National Market System, buying or selling such securities as principal. We impose strict limits on the trading desk and the individual traders to control our risk. We provide custody and record keeping services to clients of our trust companies. We also generate net interest income by managing cash available as a result of our broker-dealer activities. Net revenues after interest expense for these activities were $36.0 million for the year ended December 31, 2000. These net revenues consist primarily of principal transactions in securities, net interest income and custody income. In 2001, we hired a team of seven individuals to help expand our stock loan business in order to take further advantage of our securities infrastructure.

INVESTMENT PROCESS AND RESEARCH

    Our portfolio managers generally base their decisions on fundamental research, attempting to make knowledgeable judgments about the investment merits of industry groups and specific companies. Our centralized research department supports all of our investment professionals. Organized primarily by industry, our securities analysts are responsible for understanding developments within the companies and industries they follow. To do this, they meet with senior management of companies they follow and interview customers and competitors of those companies. In some cases, they employ specialized consultants and develop earnings and cash flow estimates. At present, there are 15 analysts in the research department, supported by 17 associate analysts. They follow approximately 500 companies.

    In addition to our centralized research department, many of our investment groups employ dedicated analysts who focus on securities of particular interest to their specific investment approach. Their research is augmented by an established program of on-site visits between our portfolio managers and analysts and the senior managements of corporations. Hundreds of such meetings occurred in 2000. They provide the portfolio managers and analysts with valuable insight and perspective into a company's business, management strategy and financial prospects. We believe that our long-standing dedication to unbiased, fundamental research distinguishes us from many of our competitors. Ultimately, each money manager is responsible for stock selection, tax sensitivity and the timing of purchases and sales of securities. This permits the manager to adhere to his or her investment style and to respond quickly to market opportunities or risks. This flexibility allows our money managers to do what they believe is best for our clients, without the administrative delays of a system where an investment committee dictates security selection.

TECHNOLOGY INITIATIVES

    Technology is critical to our mission of superior investment performance and excellent customer service. We invest in information systems and have also launched a major Internet initiative, in each case, to enhance clients' and prospects' experience with us. As part of this initiative, we expect to launch a new website in the first half of this year. The site's architecture is based on a highly dynamic database of information that provides a different experience for every user. Whether the user is a mutual fund investor or a high net worth client or an institutional investor, the new website is designed to present information appropriate to the user's needs, including account access, investment information and new products or services that we provide. The site will target existing clients and prospects for all of our core businesses. It will also have content targeted to the financial advisors who work with our clients' accounts. Each user will be invited to personalize the site to provide the most relevant information. The unifying theme of the site will be our commitment to personalized investing and excellent customer service. We have committed resources to the creation of this website because we believe it will keep us at the forefront of today's rapidly changing investment marketplace.

COMPETITION

    We face substantial competition in every aspect of our business. Factors affecting our business include brand recognition, business reputation, investment performance, quality of service and the continuity of both client relationships and assets under management. Fee competition also affects the business, as do expenses, commissions, compensation, administration and/or other expenses paid to intermediaries.

    We compete with a large number of investment management firms. These include global and domestic investment management companies, commercial banks, brokerage firms and broker-dealers, insurance companies and other financial institutions. Many competing firms are parts of larger financial services companies and attract business through numerous avenues including retail bank offices, investment banking and underwriting contacts, insurance agencies and broker-dealers.

    U.S. banks and insurance companies can now affiliate with securities firms. This has accelerated consolidation within the money management and financial services industries. It has also increased the variety of competition for traditional money management firms, which businesses are limited to investing assets on behalf of institutional and individual clients. Foreign banks and investment firms have entered the U.S. money management industry, either directly or through partnerships or acquisitions.

    Our competitors seek to expand their market share in many of the same arenas that we serve. Financial intermediaries that provide our products to their clients may also provide competing products from competing firms, many of which employ such advisers. Many current and potential competitors have greater brand name recognition and more extensive client bases, which could be used to our disadvantage.

    We face significant competition from other registered open-end investment companies. They vary both in size and investment philosophy. Their shares are offered to the public on a load and no-load basis. Advertising, sales promotions, the type and quality of services offered, and investment performance influence competition for mutual fund sales.

    We also face intense competition in attracting and retaining qualified employees. The ability to continue to compete effectively in our businesses depends in part on our ability to compete effectively in the labor market. As part of our strategy to retain the best staff, in connection with the IPO, each employee who did not own shares of our common stock received a restricted stock grant. Additionally, we offer competitive compensation, a wide range of benefits, and have implemented two stock-based incentive programs that allow employees to buy restricted stock at discounted prices.

REGULATION

    Our business and the securities industry in general are subject to extensive regulation in the United States at both the federal and state level, as well as by self-regulatory organizations. The financial services industry is one of the nation's most extensively regulated industries. The Securities and Exchange Commission ("SEC") is responsible for enforcing the federal securities laws and serves as a supervisory body for all investment advisers to mutual funds, as well as for national securities exchanges and associations. Our subsidiaries, Neuberger Berman, LLC and Neuberger Berman Management Inc., are registered broker-dealers. The regulation of broker-dealers has, to a large extent, been delegated by the federal securities laws to self-regulatory organizations. These self-regulatory organizations include all the national securities and commodities exchanges and the National Association of Securities Dealers, Inc. ("NASD"). Subject to approval by the SEC and the Commodity Futures Trading Commission ("CFTC"), the self-regulatory organizations adopt rules that govern the industry and conduct periodic examinations of the operations of Neuberger Berman, LLC and Neuberger Berman Management Inc. The NYSE and the NASD are the respective designated self-regulatory organizations for Neuberger Berman, LLC and Neuberger Berman Management Inc. In addition, these subsidiaries are subject to regulation under the laws of the fifty states, the District of Columbia and certain foreign countries in which they are registered to conduct securities, investment advisory or commodities businesses.

    Both Neuberger Berman, LLC and Neuberger Berman Management Inc. are registered as investment advisers with the SEC. As registered advisers, each is subject to the requirements and regulations of the Investment Advisers Act. Such requirements relate to, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and advisory clients, as well as general anti-fraud prohibitions. Moreover, Neuberger Berman, LLC and Neuberger Berman Management Inc. and the Funds are subject to the Investment Company Act rules and regulations. The Investment Company Act regulates the relationship between a mutual fund and its investment adviser and prohibits or severely restricts principal transactions and joint transactions.

    Neuberger Berman, LLC is registered with the CFTC as a commodity pool operator, commodity trading adviser and futures commission merchant. Our commodity futures and options activities are also regulated by the National Futures Association. Neuberger Berman, LLC limits its futures and options activities to those permitted by the CFTC to be provided with reduced disclosure and other requirements to certain eligible clients.

    Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales practices, market making and trading among broker-dealers, use and safekeeping of clients' funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees. Violation of applicable regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines and the suspension or expulsion of a firm, its officers or employees.

    Our registered broker-dealer subsidiaries are each subject to certain net capital requirements under the Securities Exchange Act of 1934. The net capital requirements, which specify minimum net capital levels for registered broker-dealers, are designed to measure the financial soundness and liquidity of broker-dealers. Neuberger Berman, LLC and Neuberger Berman Management Inc. are also subject to "Risk Assessment Rules" imposed by the SEC which require, among other things, that certain broker-dealers maintain and preserve certain information, describe risk management policies and procedures and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have material impact on the financial and operational condition of broker-dealers.

    Our trust company subsidiaries are supervised by federal or relevant state banking authorities, which regulate such matters as policies and procedures relating to conflicts of interest, account administration and overall governance and supervisory procedures. Our national trust company is regulated by the Office of the Comptroller of the Currency of the United States. Neuberger Berman Trust Company is subject to oversight by the New York State Banking Department. Neuberger Berman Trust Company of Delaware is subject to oversight by the State Bank Commissioner of the State of Delaware. Neuberger Berman Trust Company of Florida is subject to oversight by the Comptroller of the Department of Banking and Finance of the State of Florida.

    In addition to being regulated in the United States, our business is subject to regulation by various foreign governments and regulatory bodies. Neuberger Berman, LLC is registered with and subject to regulation by the Ontario Securities Commission, the Alberta Securities Commission and the British Columbia Securities Commission. Foreign regulations govern all aspects of the investment business, including regulatory capital, sales and trading practices, use and safekeeping of client funds and securities, recordkeeping, margin practices and procedures, registration standards, reporting and disclosure. To the extent that we decide to engage in securities activities in other jurisdictions, additional regulations may apply.

    Additional legislation and regulations, including those relating to the activities of investment advisers and broker-dealers, changes in rules imposed by the SEC or other U.S. or foreign regulatory authorities and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules may adversely affect our business and profitability. Our businesses may be materially affected not only by regulations applicable to it as an investment adviser or broker-dealer, but also by regulations of general application. For example, the volume of our principal investment advisory business in a given time period could be affected by, among other things, existing and proposed tax legislation and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board) and changes in the interpretation or enforcement of existing laws and rules that affect the business and financial communities.

CLIENT PROTECTION AND INSURANCE

    Neuberger Berman, LLC is a member of the Securities Investor Protection Corporation ("SIPC"). Clients of Neuberger Berman, LLC are protected by SIPC against some losses. SIPC provides protection against lost, stolen or missing securities (except loss in value due to a rise or fall in market prices) for clients in the event of the failure of a broker-dealer. Accounts are protected up to $500,000 per client with a limit of $100,000 for cash balances. In addition to being a member of SIPC, Neuberger Berman, LLC carries excess SIPC insurance coverage, which increases the coverage up to $100 million per client for securities held in their accounts.

NET CAPITAL REQUIREMENTS

    As registered broker-dealers and members of the NYSE and NASD, Neuberger Berman, LLC and Neuberger Berman Management Inc. are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the "Rule"). The Rule specifies the minimum level of net capital a broker-dealer must maintain and also requires that part of its assets be kept in relatively liquid form. Neuberger Berman, LLC is also subject to the net capital requirements of various securities and other self-regulatory organizations.

    The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, dictate the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the Rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. Since our principal assets are our ownership of our broker-dealer subsidiaries, the rules governing net capital and restrictions on capital withdrawals could limit our ability to repay debt or pay dividends on our common stock.

    As of December 31, 2000, Neuberger Berman, LLC was required to maintain minimum net capital of approximately $27,903,000 and had total excess net capital of approximately $156,772,000. As of December 31, 2000, Neuberger Berman Management Inc. was required to maintain minimum net capital of $250,000 and had total excess net capital of approximately $22,374,000.

INTELLECTUAL PROPERTY

    We regard our name as material to our business and have made applications for trademark registrations of the name "Neuberger Berman." We currently hold trademark registrations of the name "Neuberger & Berman" and trademark registrations relating to the Funds.

EMPLOYEES

    As of December 31, 2000, we employed 1,194 people. None of our personnel are covered by a collective bargaining agreement. We consider our relations with our personnel to be satisfactory.

ITEM 2.--PROPERTIES

    Our executive office is located in leased office space at 605 Third Avenue, New York, New York. We also lease premises at 55 Water Street, New York, New York for our securities clearing operation and at 600 Third Avenue, New York, New York for use by certain of our Professional Investor Clearing Services clients. A growth equity management group operates alongside sales personnel in office space leased in Boston, Massachusetts. In addition, as of December 31, 2000, we have leased premises primarily for use as regional sales offices in Atlanta, Georgia; Chicago, Illinois; Los Angeles and San Francisco, California; Dallas and Houston, Texas; Columbia, Maryland; Philadelphia, Pennsylvania; and Miami, Tampa and West Palm Beach, Florida. Neuberger Berman Trust Company of Delaware leases office space in Wilmington, Delaware and Neuberger Berman National Trust Company leases office space in Seattle, Washington. We do not own any real property.

ITEM 3.--LEGAL PROCEEDINGS

    In the normal course of business, we are subject to various legal proceedings. However, in our management's opinion, based on currently available information, there are no legal proceedings pending against us that would have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4.--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders.

PART II

ITEM 5.--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    On October 6, 1999, our common stock commenced trading on the NYSE under the symbol "NEU". Prior to that there was no public market for our common stock. The following table sets forth, for the fiscal quarters indicated, the high and low closing prices per share of our common stock as reported by the NYSE:

                                              HIGH       LOW
YEAR                                        --------   --------
     1999

Fourth Quarter............................  $32.000    $23.750

     2000

First Quarter.............................  $28.875    $23.875
Second Quarter............................  $47.500    $27.500
Third Quarter.............................  $63.375    $44.938
Fourth Quarter............................  $84.000    $57.875

    As of February 16, 2001, the closing sales price per share for our common stock was $82.09. There were approximately 85 stockholders of record of our common stock at February 16, 2001. We estimate that as of February 16, 2001, there were approximately 2,500 beneficial stockholders whose shares were held in street name.

    Since the IPO, dividends of $0.10 per share of our common stock were declared on November 22, 1999, April 13, 2000, July 18, 2000 and October 17, 2000. The dividend declared on November 22, 1999 was paid in 2000. The holders of our common stock share proportionately on a per share basis in all dividends declared by our Board of Directors.

    The declaration of dividends by Neuberger Berman is subject to the discretion of our Board of Directors. Our Board of Directors will take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our Board of Directors may deem relevant. See "Business--Net Capital Requirements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of certain limitations on our receipt of funds from our regulated subsidiaries.

    To the extent that assets are used to meet minimum net capital requirements of Neuberger Berman, LLC and Neuberger Berman Management Inc. under the Rule, they are not available for distribution to stockholders as dividends. See "Business--Net Capital Requirements". In addition, the debt covenants related to Neuberger Berman, LLC's outstanding $35 million subordinated note include certain covenants that limit the percentage by which the aggregate unpaid principal amount of subordinated liabilities exceed total regulatory capital and impose a dollar amount below which total ownership capital cannot fall. These covenants may further restrict our ability to pay dividends to stockholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

    On October 28, 1999, our Board of Directors authorized a repurchase of up to $50 million of our common stock. The acquired shares may be used for corporate purposes, including stock option awards and shares issued to employees under our employee stock purchase plans. As of December 31, 2000, 1,259,058 shares had been repurchased for approximately $43 million. On January 18, 2001, our Board of Directors approved the repurchase of up to an additional $75 million of our common stock.

ITEM 6.--SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data for each of our five years ended December 31, should be read in conjunction with the respective consolidated financial statements and related notes thereto, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations", as applicable. All amounts are in thousands, except per share amounts. Assets under management are stated in millions. Certain prior year amounts have been reclassified to conform with the year ended December 31, 2000 presentation.

                                                     AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                           --------------------------------------------------------------
                                              2000         1999         1998         1997         1996
                                           ----------   ----------   ----------   ----------   ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
  Net revenues after interest expense....  $  616,347   $  572,912   $  582,134   $  502,525   $  416,114
                                           ----------   ----------   ----------   ----------   ----------
  Net income before taxes................  $  246,921   $  123,372   $  294,457   $  273,839   $  210,932
  Tax (benefit) expense..................      96,565      (12,195)       9,506        8,857        8,851
                                           ----------   ----------   ----------   ----------   ----------
  Net income.............................  $  150,356   $  135,567   $  284,951   $  264,982   $  202,081
                                           ==========   ==========   ==========   ==========   ==========

PER SHARE DATA:
  Net income per share-Basic.............  $     3.06   $     3.05   $     6.68   $     6.07   $     4.79
  Net income per share-Diluted...........        3.03         3.05         6.68         6.07         4.79
  Cash dividends declared................        0.30         0.10           --           --           --
  Cash dividends paid....................        0.40           --           --           --           --
  Book value per share-Basic.............        7.17         5.00         2.56         2.56         2.56
  Book value per share-Diluted...........        9.50         5.00         2.56         2.56         2.56

BALANCE SHEET DATA:
  Total assets...........................  $4,421,763   $3,847,608   $3,829,435   $2,410,213   $2,446,811
  Principals' capital and stockholders'
    equity...............................     350,139      248,802      109,199      159,031      158,000

ASSETS UNDER MANAGEMENT..................  $   55,486   $   54,399   $   55,587   $   53,511   $   44,360

ITEM 7.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Set forth on the following pages is management's discussion and analysis of the results of operations for the twelve months ended December 31, 2000, December 31, 1999 and December 31, 1998. Such information should be read in conjunction with our Consolidated Financial Statements together with the Notes to the Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS

    Our disclosure and analysis in this report and in documents that are incorporated by reference contain some forward looking statements. Forward looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe", and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results. Although we believe that our expectations and beliefs are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that our actual results will not differ materially from our expectations or beliefs. Some of the factors that could cause our actual results to differ from our expectations or beliefs include, without limitation, the adverse effect from a decline in the securities markets or if our products' performance declines, a general downturn in the economy, changes in government policy or regulation, our inability to attract or retain key employees and unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations. These statements are provided as permitted by the Private Litigation Reform Act of 1995. We undertake no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

    When we use the terms "Neuberger Berman", "we", "us", and "our", we mean, prior to the IPO, Neuberger Berman, LLC, a Delaware limited liability company, and its consolidated subsidiaries, and Neuberger Berman Management Inc., a New York corporation, and their predecessors, and, after the IPO, we mean Neuberger Berman Inc., a Delaware corporation, and its consolidated subsidiaries.

    When we use the term "Trust Companies", we mean Neuberger Berman National Trust Company, which holds a national bank charter; Neuberger Berman Trust Company, a non-depository trust company chartered under the New York Banking Law; Neuberger Berman Trust Company of Delaware, a non-depository limited purpose trust company chartered under the Delaware Banking Code; and Neuberger Berman Trust Company of Florida, a Florida corporation authorized to engage in trust business chartered under the Florida Banking Law.

BUSINESS ENVIRONMENT

    Domestic equity markets suffered widespread losses in 2000, as technology stocks suffered a dramatic decline and investors grew nervous about signs of a slowing economy. The Standard & Poor's ("S&P") 500 Index, which has become heavily weighted toward the technology sector, turned in its first negative performance in ten years, dropping 10.1%. Profit warnings from a number of companies sparked heavy selling during the fourth quarter, particularly among technology shares, which drove the Nasdaq Composite to a 39.3% loss for 2000. International stock markets did not escape the fallout, as the Morgan Stanley Capital International Europe, Australasia, Far East Index fell 14.0% in 2000.

    As investors sought a safe haven, the fixed-income markets rallied strongly in the latter part of 2000. The Lehman Brothers Aggregate Bond Index returned 11.6% for the year. The bond market's healthy returns were powered in large part by the U.S. Treasury Department's decision to buy back its own bonds, in reaction to the shrinking Federal deficit. The Treasury's actions helped to drive Treasury bond yields to two-year lows. The yield on the 10-year U.S. Treasury bond ended the year at 5.1%.

    Concerns remain over the U.S. economy's prospects. Corporate earnings growth has slowed dramatically, and consumer confidence has slipped as well. These indicators of an economic slowdown prompted the Federal Reserve Board, which had been tightening credit all through 2000, to change course abruptly in January 2001, cutting interest rates by a full percentage point in two steps.

    The stock market also remains highly volatile. Overall, the price-to-earnings ("P/E") ratio for the S&P 500 Index fell back to 24.6 at December 31, 2000, a significant drop from its record-setting peak of 32.4 at year-end 1999. Nonetheless, a P/E ratio of 24.6 is still historically high, and may indicate further volatility ahead.

    In this environment, we remain confident that our diversified family of investment products and services will help us weather turbulent markets. Despite the erratic securities markets of 2000, we increased our assets under management by 2.0% to $55.5 billion. Notably, the value style of investing is returning to favor, as the S&P Barra Value Index outperformed the S&P Barra Growth Index in 2000 for the first time in seven years. While we offer all styles of investing, we believe our longstanding expertise in value investing will serve us well in a difficult market environment.

    We also believe that the difficult conditions of 2000 could convince more investors--both individual and institutional--of the inherent value, over the long term, in seeking professional advice and guidance for the management of their money.

GENERAL

    Our revenues are recorded in the business segments in which they are earned. We derive our revenues primarily from fees for investment advisory and administrative services provided to our private asset management, mutual fund, institutional and wrap fee clients. Investment advisory and administrative fees that we earn are generally based on the total market value and composition of assets under management. As a result, fluctuations in financial markets and client asset additions and withdrawals have a direct effect on our net revenues and net income. Our fees vary with the type of assets managed, with higher fees earned on actively managed equity accounts and lower fees earned on fixed-income and cash management accounts.

    Through our broker-dealer, Neuberger Berman, LLC, we earn commissions by executing equity securities transactions for private asset management, mutual fund and institutional clients as well as for third parties in professional investor clearing services and research sales transactions. The majority of our commissions are earned from transactions for private asset management clients. Our commissions may fluctuate based on general market conditions. Also, through Neuberger Berman, LLC, we earn clearance fees for the execution of securities transactions for various introducing brokers.

    We generate additional income by managing cash balances available as a result of our broker-dealer activities. The three principal areas from which we generate net interest income are treasury management (managing overnight cash balances), securities lending activities and client cash and margin balances. We evaluate these activities by focusing on net interest income. Net interest income fluctuates based on general market conditions, prevailing interest rates and the amount of client cash and margin balances.

    Our operating expenses include direct expenses, such as employee compensation and benefits, information technology and rent and occupancy, and indirect expenses, such as general and administrative, research, execution and clearance expenses. Direct expenses are charged to the business segment in which they are incurred while indirect expenses are allocated to each business segment based upon various methodologies determined by management.

    Our largest operating expense is employee compensation and benefits, the most significant component being variable compensation for portfolio managers and sales personnel, which is based largely on commissions and advisory fees. Historically, because we had operated as a partnership, substantially all payments to our principals were accounted for as distributions from principals' capital and not recorded as compensation expense.

    On October 7, 1999, the principals of Neuberger Berman, LLC and the shareholders of Neuberger Berman Management Inc. exchanged their ownership interests for 42.7 million shares of our common stock (the "Exchange"). On October 13, 1999, we completed our IPO. In that offering, we sold 3.0 million shares of common stock and received net proceeds after expenses of approximately $88 million. In addition, certain of our stockholders who received our common stock in the Exchange sold 4,219,697 shares of that stock in the IPO. We did not receive the proceeds from the sale of that stock. In connection with our IPO, we incurred pre-tax reorganization and IPO charges totaling approximately $150.1 million (the "Reorganization and IPO Charges"). The Reorganization and IPO Charges were principally comprised of an initial, irrevocable non-cash contribution of common stock to our employee defined contribution stock incentive plan (the "Stock Incentive Plan") of $134.3 million, a cash contribution to the Neuberger Berman Foundation of $10.0 million and severance and other charges of $5.8 million. To allow for a more consistent analysis of expenses, these Reorganization and IPO Charges have not been directly considered in the discussion of operating results.

    Prior to the Exchange, Neuberger Berman, LLC did not pay United States federal and state taxes because, as a limited liability company, it was treated as a partnership for tax purposes, and our principals were taxed on their proportionate share of Neuberger Berman, LLC's taxable income or loss. Neuberger Berman Management Inc., as an S-Corporation, also did not pay United States federal taxes prior to the Exchange, but was subject to certain state and local taxes, and its shareholders were responsible for their own federal income taxes. Effective with the Exchange, we became subject to federal, state and local income taxes and we file a consolidated federal income tax return.

RESULTS OF OPERATIONS

    Our business is divided functionally into three major business segments:
Private Asset Management, Mutual Fund and Institutional and Professional Securities Services. Our Private Asset Management segment provides customized investment management services for high net worth individuals, families and smaller institutions. The investment advisory and administrative services that we provide through our Mutual Fund and Institutional segment include: the management of the Neuberger Berman family of mutual funds, investment management of institutional separate account products and broker-advised products (wrap accounts). Our Professional Securities Services segment provides trade execution, clearing, custody, margin financing, portfolio reporting and trust services, as well as consulting advice. A fourth segment, "Corporate", was introduced during the fourth quarter of 2000 to reflect certain corporate results that were previously allocated primarily to our Professional Securities Services segment. Prior periods have been revised to conform with this presentation. Each of our business segments represents a grouping of financial activities and products with similar characteristics. The following tables of selected financial data present our business segments in a manner consistent with the way that we manage our businesses.

                             RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

                                         PRIVATE        MUTUAL       PROFESSIONAL
                                          ASSET        FUND AND       SECURITIES
FOR THE YEAR ENDED DECEMBER 31, 2000    MANAGEMENT   INSTITUTIONAL     SERVICES     CORPORATE    TOTAL
------------------------------------    ----------   -------------   ------------   ---------   --------
Net revenues (loss) after interest
  expense.............................   $290,747       $226,144       $100,314     $    (858)  $616,347
Operating expenses....................    147,056        147,455         63,523        11,392    369,426
                                         --------       --------       --------     ---------   --------
Net income (loss) before taxes........   $143,691       $ 78,689       $ 36,791     $ (12,250)  $246,921
                                         ========       ========       ========     =========   ========

                                         PRIVATE        MUTUAL       PROFESSIONAL
                                          ASSET        FUND AND       SECURITIES
FOR THE YEAR ENDED DECEMBER 31, 1999    MANAGEMENT   INSTITUTIONAL     SERVICES     CORPORATE    TOTAL
------------------------------------    ----------   -------------   ------------   ---------   --------
Net revenues after interest expense...   $260,114       $234,567       $ 76,594     $   1,637   $572,912
Operating expenses(1).................     86,847        150,362         51,494        10,783    299,486
                                         --------       --------       --------     ---------   --------
Net income (loss) before
  Reorganization and IPO Charges and
  taxes...............................   $173,267       $ 84,205       $ 25,100     $  (9,146)  $273,426
                                         ========       ========       ========     =========   ========

                                         PRIVATE        MUTUAL       PROFESSIONAL
                                          ASSET        FUND AND       SECURITIES
FOR THE YEAR ENDED DECEMBER 31, 1998    MANAGEMENT   INSTITUTIONAL     SERVICES     CORPORATE    TOTAL
------------------------------------    ----------   -------------   ------------   ---------   --------
Net revenues after interest expense...   $237,933       $268,743       $ 74,817     $     641   $582,134
Operating expenses(1).................     67,252        162,642         43,458        14,325    287,677
                                         --------       --------       --------     ---------   --------
Net income (loss) before taxes........   $170,681       $106,101       $ 31,359     $ (13,684)  $294,457
                                         ========       ========       ========     =========   ========

NOTE 1: Total operating expenses on a pro forma basis, which assumes the Exchange had taken place at the beginning of each year, would have been higher by $44,157 for the year ended December 31, 1999 and $39,504 for the year ended December 31, 1998. The pro forma adjustments are made to recognize as compensation expense distributions of capital made prior to the Exchange.

                       SUMMARIZED ASSETS UNDER MANAGEMENT
                                 (IN MILLIONS)

                                                            PRIVATE           MUTUAL
                                                             ASSET           FUND AND
FOR THE YEAR ENDED DECEMBER 31, 2000                       MANAGEMENT    INSTITUTIONAL(2)    TOTAL
------------------------------------                      ------------   ----------------   --------
Assets under management, beginning of year..............    $21,539          $32,860        $54,399
                                                            -------          -------        -------
Net additions (withdrawals).............................      1,154           (1,190)           (36)
Market (depreciation) appreciation......................       (183)           1,306          1,123
                                                            -------          -------        -------
  Net increase..........................................        971              116          1,087
                                                            -------          -------        -------
Assets under management, end of year....................    $22,510          $32,976        $55,486
                                                            =======          =======        =======

                                                             PRIVATE           MUTUAL
                                                              ASSET           FUND AND
FOR THE YEAR ENDED DECEMBER 31, 1999                      MANAGEMENT(1)   INSTITUTIONAL(1)    TOTAL
------------------------------------                      -------------   ----------------   --------
Assets under management, beginning of year..............     $18,267          $37,320        $55,587
                                                             -------          -------        -------
Net additions (withdrawals).............................         324           (7,648)        (7,324)
Market appreciation.....................................       2,948            3,188          6,136
                                                             -------          -------        -------
  Net increase (decrease)...............................       3,272           (4,460)        (1,188)
                                                             -------          -------        -------
Assets under management, end of year....................     $21,539          $32,860        $54,399
                                                             =======          =======        =======

                                                             PRIVATE           MUTUAL
                                                              ASSET           FUND AND
FOR THE YEAR ENDED DECEMBER 31, 1998                      MANAGEMENT(1)   INSTITUTIONAL(1)    TOTAL
------------------------------------                      -------------   ----------------   --------
Assets under management, beginning of year..............     $15,819          $37,692        $53,511
                                                             -------          -------        -------
Net additions (withdrawals).............................          76           (2,173)        (2,097)
Market appreciation.....................................       2,372            1,801          4,173
                                                             -------          -------        -------
  Net increase (decrease)...............................       2,448             (372)         2,076
                                                             -------          -------        -------
Assets under management, end of year....................     $18,267          $37,320        $55,587
                                                             =======          =======        =======

NOTE 1: Segment assets under management and related market flows for prior periods have been reclassified to reflect presentation consistent with current period segment reporting.

NOTE 2: As of December 31, 2000, Mutual Fund and Institutional includes $88 million of client assets invested in the Fund Advisory Service wrap mutual fund program with third party funds.

                        DETAILED ASSETS UNDER MANAGEMENT
                                 (IN MILLIONS)

                                                                   FOR THE YEAR ENDED
                                                              -----------------------------
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              -------------   -------------
PRIVATE ASSET MANAGEMENT
------------------------------------------------------------

ASSET UNDER MANAGEMENT (1)..................................     $22,510         $21,539
MARKET FLOWS (1)
  Net additions.............................................     $ 1,154         $   324
  Market appreciation (depreciation)........................        (183)          2,948
                                                                 -------         -------
  Total increase............................................     $   971         $ 3,272
                                                                 =======         =======

MUTUAL FUND & INSTITUTIONAL
------------------------------------------------------------
EQUITY SEPARATE ACCOUNTS
------------------------------------------------------------
ASSETS UNDER MANAGEMENT (1).................................     $ 6,402         $ 6,458
MARKET FLOWS (1)
  Net withdrawals...........................................     $  (494)        $(2,592)
  Market appreciation.......................................         438           1,250
                                                                 -------         -------
  Total decrease............................................     $   (56)        $(1,342)
                                                                 =======         =======

FIXED INCOME SEPARATE ACCOUNTS
------------------------------------------------------------
ASSETS UNDER MANAGEMENT (1).................................     $ 5,298         $ 5,924
MARKET FLOWS (1)
  Net withdrawals...........................................     $(1,084)        $  (932)
  Market appreciation (depreciation)........................         458             (93)
                                                                 -------         -------
  Total decrease............................................     $  (626)        $(1,025)
                                                                 =======         =======

CONSULTANT SERVICES GROUP
------------------------------------------------------------
ASSETS UNDER MANAGEMENT (1).................................     $ 1,796         $ 1,839
MARKET FLOWS (1)
  Net additions (withdrawals)...............................     $  (158)        $   133
  Market appreciation.......................................         115              35
                                                                 -------         -------
  Total increase (decrease).................................     $   (43)        $   168
                                                                 =======         =======

MUTUAL FUND AND SUB-ADVISED ACCOUNTS
------------------------------------------------------------
ASSETS UNDER MANAGEMENT (1)(2)..............................     $19,480         $18,639
MARKET FLOWS (1)(2)
  Net additions (withdrawals)...............................     $   546         $(4,257)
  Market appreciation.......................................         295           1,996
                                                                 -------         -------
  Total increase (decrease).................................     $   841         $(2,261)
                                                                 =======         =======

SUB-TOTAL MUTUAL FUND & INSTITUTIONAL
------------------------------------------------------------
ASSETS UNDER MANAGEMENT.....................................     $32,976         $32,860
MARKET FLOWS
  Net withdrawals...........................................     $(1,190)        $(7,648)
  Market appreciation.......................................       1,306           3,188
                                                                 -------         -------
  Total increase (decrease).................................     $   116         $(4,460)
                                                                 =======         =======

TOTAL
------------------------------------------------------------
ASSETS UNDER MANAGEMENT.....................................     $55,486         $54,399
MARKET FLOWS
  Net withdrawals...........................................     $   (36)        $(7,324)
  Market appreciation.......................................       1,123           6,136
                                                                 -------         -------
  Total increase (decrease).................................     $ 1,087         $(1,188)
                                                                 =======         =======

NOTE 1: Segment assets under management and related market flows for prior periods have been reclassified to reflect presentation consistent with current period segment reporting.

NOTE 2: As of December 31, 2000, Mutual Fund and Sub-Advised Accounts includes $88 million of client assets invested in the Fund Advisory Service wrap mutual fund program with third party funds.

2000 COMPARED WITH 1999

    We reported net income before taxes of $246.9 million for the year ended December 31, 2000, representing a decrease of $26.5 million or 9.7%, compared to $273.4 million (as adjusted for the $150.1 million of Reorganization and IPO Charges) for the year ended December 31, 1999. Our net revenues after interest expense were $616.3 million for 2000, an increase of $43.4 million or 7.6%, compared to 1999. Our operating results for 2000 reflect overall increases in net revenues after interest expense in Private Asset Management and Professional Securities Services, offset by a decrease in Mutual Fund and Institutional. The net asset additions in Private Asset Management were offset by the net withdrawals in our Mutual Fund and Institutional segment, virtually all of which were in the lower fee institutional fixed-income area, while the market depreciation in Private Asset Management was outweighed by market appreciation in our Mutual Fund and Institutional segment.

    PRIVATE ASSET MANAGEMENT. Our net revenues after interest expense from the Private Asset Management segment increased 11.8% to $290.7 million for 2000, from $260.1 million for 1999. Our investment advisory fees increased 15.0% to $191.4 million for 2000, from $166.5 million for 1999, due to increases in average quarterly billable assets under management from $19.5 billion in 1999 to $22.0 billion in 2000. Our commissions increased 4.3% to $94.0 million for 2000, from $90.1 million for 1999, due to the increased volume of equity securities transactions. Our net interest income increased 44.1% to $5.0 million for 2000, from $3.5 million in 1999, due primarily to higher client margin balances.

    MUTUAL FUND AND INSTITUTIONAL. Our Mutual Fund and Institutional net revenues after interest expense decreased 3.6% to $226.1 million for 2000, from $234.6 million for 1999. Our investment advisory and administrative fees decreased 2.3% to $207.0 million for 2000, from $211.8 million for 1999, due primarily to a lower average asset base in the first six months of 2000 relative to the comparable period in 1999. Commissions decreased 21.3% or $4.6 million as a result of a decrease in transaction volume, while net interest income increased by $1.2 million as a result of higher cash balances.

    PROFESSIONAL SECURITIES SERVICES. Our Professional Securities Services net revenues after interest expense increased 31.0% to $100.3 million for 2000, from $76.6 million for 1999. Our commission income increased 17.3% or $5.3 million as a result of increased transaction volume. Principal transactions in securities increased 34.7% to $10.7 million for 2000, from $7.9 million for 1999, primarily due to market making activity. Clearance fees increased 22.1% to $13.5 million for 2000, from $11.1 million for 1999, due to increased transaction volume from new and existing clients, while net interest income increased 50.0% or $11.5 million, primarily due to higher margin balances.

    CORPORATE. Our Corporate net revenues after interest expense decreased 152.4% to a net loss of $0.9 million in 2000, from net revenue of $1.6 million in 1999, primarily as a result of a decrease in value of the corporate investment in our mutual funds.

    OPERATING EXPENSES. Our total operating expenses were $369.4 million in 2000, an increase of $69.9 million or 23.4%, compared to $299.5 million (as adjusted for the $150.1 million of Reorganization and IPO Charges) in 1999. Employee compensation and benefits increased to $245.4 million for 2000, up $60.0 million or 32.4% from $185.4 million (as adjusted for the $139.9 million of compensation expenses included in the Reorganization and IPO Charges) for the same period in 1999. As a result of the Exchange, principals who previously received distributions of capital began receiving compensation as employees. Compensation that was not previously reported as such for employees who were principals was $45.6 million for the year ended December 31, 2000. In addition, salary and benefits and incentive compensation increased in 2000. Our information technology expenses increased to $22.9 million for 2000, up $3.8 million or 19.6% from $19.2 million in 1999, due primarily to increases in third party processing fees from increased securities transactions, as well as increases in communication services and software licenses. We have committed resources to launch a new website in the first half of

2001 to enhance clients' and prospects' experience with us. Our rent and occupancy costs increased to $17.8 million for 2000, up $2.5 million or 16.2% from $15.3 million in 1999, primarily due to the rental of additional space in the head office as well as the opening of three new branch offices in 2000, coupled with the full year of rent expense for the branch offices opened during 1999. Our professional fees increased to $11.2 million for 2000, up $1.9 million or 20.8% from $9.3 million in 1999, primarily due to the impact of outsourcing mutual fund administration coupled with an increase in employment agency fees. Other expenses increased to $22.7 million for 2000, up $1.7 million or 8.3% from $20.9 million (as adjusted for the $10.1 million of other expenses included in the Reorganization and IPO Charges) in 1999, due primarily to increases in travel and entertainment and office expenses.

    TAXES. Our taxes increased to $96.6 million for the year ended December 31, 2000, up $56.9 million from $39.7 million (as adjusted for the $51.9 million tax benefit resulting from the Reorganization and IPO Charges) for the same period in 1999. Prior to the Exchange, Neuberger Berman, LLC did not pay United States federal and state taxes because, as a limited liability company, it was treated as a partnership for tax purposes, and our principals were taxed on their proportionate share of Neuberger Berman, LLC's taxable income or loss. Neuberger Berman Management Inc., as an S-Corporation, also did not pay United States federal taxes prior to the Exchange, but was subject to certain state and local taxes, and its shareholders were responsible for their own federal income taxes. Effective with the Exchange, we became subject to federal, state and local income taxes and we file a consolidated federal income tax return. The 2000 provision for income taxes includes federal, state and local taxes at our effective tax rate as a corporation of approximately 43%, less a financial statement tax benefit of $9.8 million related to the change in the price of our common stock from December 31, 1999 to June 30, 2000, in connection with our employee defined contribution stock incentive plan (the "Stock Incentive Plan"). In March 2000, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("FIN 44"). We adjusted, based upon the price of our common stock at the close of business on June 30, 2000, the carrying value of the deferred tax asset that related to unvested shares in the Stock Incentive Plan. FIN 44 became effective on July 1, 2000, and now requires that the deferred tax asset be determined by the compensation expense recognized for financial reporting purposes. Accordingly, at June 30, 2000, we fixed the carrying value of our deferred tax asset for unvested shares in our Stock Incentive Plan, based upon the price of our common stock at the close of business that day.

1999 COMPARED WITH 1998

    We reported net income before taxes of $273.4 million (as adjusted for the $150.1 million of Reorganization and IPO Charges) for the year ended December 31, 1999, representing a decrease of $21.0 million or 7.1%, compared to the year ended December 31, 1998. Our net revenues after interest expense were $572.9 million for 1999, a decrease of $9.2 million or 1.6%, compared to 1998. Our operating results for 1999 reflected overall increases in net revenues after interest expense in Private Asset Management and Professional Securities Services offset by a larger decrease in Mutual Fund and Institutional. The net additions of assets under management and asset appreciation in the Private Asset Management segment were more than offset by net asset withdrawals in our Mutual Fund and Institutional segment.

    PRIVATE ASSET MANAGEMENT. Our Private Asset Management net revenues after interest expense increased 9.3% to $260.1 million for 1999, from $237.9 million for 1998. Our investment advisory fees increased 14.3% to $166.5 million for 1999, from $145.6 million in 1998, due to increased average assets under management. Our commissions increased 0.5% to $90.1 million for 1999, from $89.7 million during 1998. Net interest income increased 35.6% to $3.5 million for 1999, from $2.6 million in 1998, due primarily to higher client margin balances.

    MUTUAL FUND AND INSTITUTIONAL. Our Mutual Fund and Institutional net revenues after interest expense decreased 12.7% to $234.6 million for 1999, from $268.7 million for 1998. Our investment advisory and administrative fees decreased 12.5% to $211.8 million for 1999, from $242.2 million in 1998, due to a reduction in average assets under management resulting from net asset withdrawals. Our commissions decreased $3.8 million or 15.0%, primarily due to decreased share volume in the mutual fund business.

    PROFESSIONAL SECURITIES SERVICES. The net revenues after interest expense in our Professional Securities Services segment increased 2.4% to $76.6 million for 1999, from $74.8 million for 1998. Principal transactions in securities increased 43.9% to $7.9 million for 1999, from $5.5 million in 1998, as a result of strong market maker trading. Our clearance fees increased 21.2% to $11.1 million for 1999, from $9.1 million during 1998, due to increased market activity. Our net interest income decreased 8.0% to $23.0 million for 1999, primarily due to a combination of lower client margin balances and higher interest charges associated with our subordinated liabilities, which were outstanding twelve months in 1999, versus four months in 1998. The reduction in net interest income was partially offset by decreased financing costs in the fourth quarter of 1999, related to available proceeds from the IPO.

    CORPORATE. Our corporate net revenues after interest expense increased 155.4% to $1.6 million for 1999, from $0.6 million for 1998, primarily as a result of an increase in value of the corporate investment in our mutual funds.

    OPERATING EXPENSES. Our total operating expenses were $299.5 million (as adjusted for the $150.1 million of Reorganization and IPO Charges) in 1999, an increase of $11.8 million or 4.1%, compared to 1998. Our employee compensation and benefits increased to $185.4 million (as adjusted for the $139.9 million of compensation expenses included in the Reorganization and IPO Charges) for 1999, up $12.0 million or 6.9%, from $173.4 million for 1998. As a result of the Exchange, principals who previously received distributions of capital began receiving compensation as employees. This resulted in a $14.8 million increase in employee compensation and benefits in the fourth quarter of 1999. Additionally, the number of employees in our information services, marketing and trust services groups increased. These increases were partially offset by a decrease in mutual fund portfolio manager compensation, which was consistent with the trend of decreased investment advisory and administrative fees. Our expenses for information technology increased to $19.2 million for 1999, up $3.5 million or 22.6%, from $15.6 million for 1998, due primarily to increases in software licenses and maintenance agreements, telecommunication and market data services. Our rent and occupancy increased to $15.3 million for 1999, up $3.1 million or 25.7%, from $12.2 million for 1998, primarily due to additional leased office space necessary to accommodate increased staffing levels. Our advertising and sales promotion decreased to $9.3 million in 1999, down $5.4 million or 37.0%, from $14.7 million for 1998. This was primarily due to reduced expenditures on media advertising and other promotional activities of $7.8 million in Mutual Fund and Institutional, partially offset by a new $1.5 million print campaign for Private Asset Management which was designed to increase name recognition. Our distribution and fund administration costs decreased to $19.4 million in 1999, down $3.4 million or 14.9%, from $22.8 million for 1998, due to a reduction of average mutual fund assets under management, which have a direct effect on payments to third parties. Our professional fees decreased to $9.3 million for 1999, down $2.3 million or 19.7%, from $11.6 million for 1998, due primarily to a net decrease in legal and professional fees incurred in conjunction with the proposed initial public offering in 1998, which was partially offset by increased consulting expenses for various technology initiatives. Depreciation and amortization increased to $10.5 million for 1999, up $1.8 million or 20.8%, from $8.7 million for 1998, due primarily to leasehold and information technology write-offs and increased depreciation resulting from new capital expenditures on telecommunication and technology related equipment. Other expenses increased to $20.9 million (as adjusted for the $10.1 million of other expenses included in the

Reorganization and IPO Charges) for 1999, up $2.5 million or 13.6%, from $18.4 million for 1998, due primarily to increases in office expenses and travel and entertainment.

    TAXES. Our taxes increased to $39.7 million (as adjusted for the $51.9 million tax benefit resulting from the Reorganization and IPO Charges) in 1999, up $30.2 million compared to 1998. Prior to the Exchange, Neuberger Berman, LLC did not pay United States federal and state taxes because, as a limited liability company, it was treated as a partnership for tax purposes, and our principals were taxed on their proportionate share of Neuberger Berman, LLC's taxable income or loss. Neuberger Berman Management Inc., as an S-Corporation, also did not pay United States federal taxes prior to the Exchange, but was subject to certain state and local taxes, and its shareholders were responsible for their own federal income taxes. Effective with the Exchange, we became subject to federal, state and local income taxes and we file a consolidated federal income tax return. Our effective tax rate after the IPO was approximately 43%.

LIQUIDITY AND CAPITAL RESOURCES

    Our investment advisory business does not require us to maintain significant capital balances. However, as a result of our broker-dealer activities, our statements of financial condition include higher levels of assets and liabilities than is typical for an investment adviser of our size. Our broker-dealer activities provide financing, trade execution, clearing and custody services for clients of the Private Asset Management, Mutual Fund and Institutional and Professional Securities Services segments.

    Our financial condition is highly liquid with the significant majority of our assets readily convertible to cash. Our receivables from and payables to brokers, dealers and clearing organizations represent either current open transactions that settle within a few days or the activity of securities lending that is collateralized and normally can be closed out within a few days. Our receivables from and payables to clients arise in the normal course of business in connection with cash and margin securities transactions. These client receivables are secured by securities held as collateral.

    Our cash flows provided by operating activities totaled $81.3 million, $252.2 million and $255.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. The change from 1999 to 2000 is primarily attributable to a net increase in receivables from brokers and dealers resulting from stock lending activities. We expect that cash flows provided by operating activities will continue to serve as the principal source of working capital in our near future.

    Our cash flows used in investing activities totaled $29.4 million, $17.5 million and $11.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in 2000 is due to the acquisition of the private asset management business of Delta Capital Management LLC and an increase in capital expenditures for furniture, equipment and leasehold improvements.

    Our cash flows used in financing activities totaled $54.9 million, $194.0 million and $296.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in 2000 is primarily attributable to the net effect from capital distributions and common stock issuance in 1999 related to the IPO.

    It is our policy to monitor and evaluate continuously the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for broker-dealers prescribed by the SEC and other regulatory authorities. At December 31, 2000, our regulatory net capital exceeded the minimum requirement by approximately $179 million. The Rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. In addition, the debt covenants related to Neuberger Berman, LLC's $35 million outstanding subordinated note include certain covenants that limit the percentage by which the aggregate unpaid principal amount of subordinated liabilities exceed total regulatory capital and impose a dollar amount below which total ownership equity cannot fall. We believe that our cash flow from operations and existing committed and uncommitted lines of credit will be more than adequate to meet our anticipated capital requirements and debt and other obligations as they come due.

    On October 28, 1999, our Board of Directors authorized a repurchase of up to $50 million of our common stock. The acquired shares may be used for corporate purposes, including stock option awards and shares issued to employees under our employee stock purchase plans. As of December 31, 2000, 1,259,058 shares had been repurchased for approximately $43 million. The source of the funds for these purchases was internally generated. On January 18, 2001, our Board of Directors approved the repurchase of up to an additional $75 million of our common stock. The additional authorization has the same provisions as the initial authorization with respect to how and when we can repurchase our common stock.

LOOKING AHEAD

    During the year ending December 31, 2001, we intend to carry on our strategic plan to grow our asset management business. We plan to continue to take advantage of the growth opportunities in the high net worth market by utilizing our expanded national sales force and by aggressively pursuing additional investment management teams. In addition to adding investment management teams, we will continue to evaluate, where appropriate, strategic acquisitions of, or joint ventures with, companies that would add new product and services offerings, investment capabilities or distribution channels.

ITEM 7A.--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our risk management policies and procedures have been established to identify, monitor and manage risk continuously. The major types of risk that we face include credit risk and market risk.

    Credit risk is the potential for loss due to a client or counterparty failing to perform its contractual obligations. In order to mitigate risk, our policy is to monitor the credit standing of our clients and maintain collateral to support margin loans to our clients.

    A significant portion of our revenues is based upon the market value of assets under management. Accordingly, a decline in the prices of securities generally, or client withdrawals of assets under management, may cause our revenues and income to decline.

    Interest rate risk is the possibility of a loss in the value of financial instruments from changes in interest rates. Our primary exposure to interest rate risk arises from our interest earning assets (mainly securities purchased under agreements to resell and receivables from brokers, dealers and clearing organizations) and funding sources (bank loans, subordinated liabilities and payables to brokers, dealers and clearing organizations).

    Equity price risk generally means the risk of loss that may result from the potential change in the value of a financial instrument as a result of absolute and relative price movements, price volatility or changes in liquidity, over which we have no control. Our market making activities expose our capital to potential equity price risk. To mitigate this risk, we impose strict investment limits on both the trading desk and individual traders. Moreover, our monthly average net long position for our market making activities was $1.4 million during the year ended December 31, 2000 and $2.0 million during the year ended December 31, 1999.

ITEM 8.--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEUBERGER BERMAN INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................     28

Consolidated Financial Statements and Notes

  Consolidated Statements of Financial Condition--December
    31, 2000 and 1999.......................................     29

  Consolidated Statements of Income--Years Ended December
    31, 2000, 1999 and 1998.................................     30

  Consolidated Statements of Changes in Principals' Capital
    and Stockholders' Equity--Years Ended December 31, 1998,
    1999 and 2000...........................................     31

  Consolidated Statements of Cash Flows--Years Ended
    December 31, 2000, 1999 and 1998........................     32

  Notes to Consolidated Financial Statements................     34

Schedule I--Condensed Financial Statements of the Registrant
  Parent and Notes..........................................     48

  Statement of Financial Condition--December 31, 2000 and
    1999....................................................     48

  Statement of Operations--Year Ended December 31, 2000 and
    the Period October 8, 1999 through December 31, 1999....     49

  Statement of Cash Flows--Year Ended December 31, 2000 and
    the Period October 8, 1999 through December 31, 1999....     50

  Notes to Condensed Financial Statements...................     52

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Neuberger Berman Inc.:

    We have audited the accompanying consolidated statements of financial condition of Neuberger Berman Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in principals' capital and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neuberger Berman Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

    Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The condensed financial statements of the registrant parent and notes contained in Schedule I are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
New York, New York
February 16, 2001

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
ASSETS
Cash and cash equivalents...................................  $   88,117   $   91,010
Cash and securities segregated for the exclusive benefit of
  clients...................................................     911,182      777,341
Cash and securities deposited with clearing organizations...       5,973        3,910
Securities purchased under agreements to resell.............     282,720      530,300
Receivable from brokers, dealers and clearing
  organizations.............................................   2,466,102    1,873,259
Receivable from clients.....................................     456,691      432,814
Securities owned, at market value...........................      67,688       20,266
Fees receivable.............................................      23,012       23,149
Furniture, equipment and leasehold improvements, at cost,
  net of accumulated depreciation and amortization of
  $26,797 and $16,195 at December 31, 2000 and 1999,
  respectively..............................................      43,089       32,192
Other assets................................................      77,189       63,367
                                                              ----------   ----------
    Total assets............................................  $4,421,763   $3,847,608
                                                              ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Bank loans................................................  $    3,000   $       --
  Securities sold under agreements to repurchase............     234,972      531,762
  Payable to brokers, dealers and clearing organizations....   1,461,267    1,017,483
  Payable to clients........................................   2,199,169    1,871,323
  Securities sold but not yet purchased, at market value....       9,522       34,172
  Other liabilities and accrued expenses....................     128,694      109,066
                                                              ----------   ----------
                                                               4,036,624    3,563,806
                                                              ----------   ----------
  Subordinated liability....................................      35,000       35,000
                                                              ----------   ----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value;
    5,000,000 shares authorized; none issued at
    December 31, 2000 and 1999..............................          --           --
  Common stock, $.01 par value;
    250,000,000 shares authorized; 50,021,920 shares issued;
    48,803,006 and 49,716,220 shares outstanding at
    December 31, 2000 and 1999, respectively................         500          500
  Paid-in capital...........................................     332,870      331,077
  Retained (deficit) earnings...............................      60,971      (74,701)
                                                              ----------   ----------
                                                                 394,341      256,876
  Less: Treasury stock, at cost, 1,218,914 and 305,700
  shares at December 31,
       2000 and 1999, respectively..........................     (41,904)      (8,074)
       Unearned compensation................................      (2,298)          --
                                                              ----------   ----------
    Total stockholders' equity..............................     350,139      248,802
                                                              ----------   ----------
    Total liabilities and stockholders' equity..............  $4,421,763   $3,847,608
                                                              ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
REVENUES:

  Investment advisory and administrative fees...............  $399,907    $379,434    $389,238

  Commissions...............................................   146,589     142,082     145,969

  Interest..................................................   223,709     160,022     164,782

  Principal transactions in securities......................     9,623      10,003       6,324

  Clearance fees............................................    13,532      11,081       9,146

  Other income..............................................     6,428       4,059       4,004
                                                              --------    --------    --------

    GROSS REVENUES..........................................   799,788     706,681     719,463

Interest expense............................................   183,441     133,769     137,329
                                                              --------    --------    --------

    NET REVENUES AFTER INTEREST EXPENSE.....................   616,347     572,912     582,134
                                                              --------    --------    --------

OPERATING EXPENSES:

  Employee compensation and benefits........................   245,445     325,310     173,379

  Information technology....................................    22,925      19,172      15,634

  Rent and occupancy........................................    17,796      15,313      12,182

  Brokerage, clearing and exchange fees.....................    10,514      10,164      10,245

  Advertising and sales promotion...........................     9,251       9,259      14,707

  Distribution and fund administration......................    18,977      19,437      22,832

  Professional fees.........................................    11,205       9,276      11,550

  Depreciation and amortization.............................    10,638      10,532       8,716

  Other expenses............................................    22,675      31,077      18,432
                                                              --------    --------    --------

    TOTAL OPERATING EXPENSES................................   369,426     449,540     287,677
                                                              --------    --------    --------

    NET INCOME BEFORE TAXES.................................   246,921     123,372     294,457

Tax (benefit) expense.......................................    96,565     (12,195)      9,506
                                                              --------    --------    --------

    NET INCOME..............................................  $150,356    $135,567    $284,951
                                                              ========    ========    ========

NET INCOME PER COMMON SHARE

  Net income per share - Basic..............................  $   3.06    $   3.05        6.68
                                                              ========    ========    ========

  Net income per share - Diluted............................  $   3.03    $   3.05        6.68
                                                              ========    ========    ========

  Weighted average common shares outstanding - Basic........    49,099      44,410      42,663
                                                              ========    ========    ========

  Weighted average common shares outstanding - Diluted......    49,595      44,410      42,663
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

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF CHANGES IN PRINCIPALS' CAPITAL AND STOCKHOLDERS'
                                     EQUITY

                                 (IN THOUSANDS)

                                                         FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                         ------------------------------------------------------------------------------------
                                                                             RETAINED
                                         PRINCIPALS'    COMMON    PAID-IN    (DEFICIT)   TREASURY     UNEARNED
                                           CAPITAL      STOCK     CAPITAL    EARNINGS     STOCK     COMPENSATION      TOTAL
                                         -----------   --------   --------   ---------   --------   -------------   ---------
BEGINNING BALANCE, DECEMBER 31,
  1997................................    $ 150,000    $    --    $  2,742   $   6,289   $    --      $     --      $ 159,031
  Capital contributions...............       12,660         --          --          --        --            --         12,660
  Capital withdrawals.................      (62,660)        --          --          --        --            --        (62,660)
  Capital distributions...............     (247,509)        --          --          --        --            --       (247,509)
  Issuance of common stock--
    Neuberger Berman Management Inc...           --         --         134          --        --            --            134
  Dividends--Neuberger Berman
    Management Inc....................           --         --          --     (37,408)       --            --        (37,408)
  Net income..........................      247,509         --          --      37,442        --            --        284,951
                                          ---------    --------   --------   ---------   --------     --------      ---------
ENDING BALANCE, DECEMBER 31, 1998.....      100,000         --       2,876       6,323        --            --        109,199
  Capital contributions...............          525         --          --          --        --            --            525
  Capital withdrawals.................         (525)        --          --          --        --            --           (525)
  Capital distributions...............     (182,375)        --          --          --        --            --       (182,375)
  Dividends--Neuberger Berman
    Management Inc....................           --         --          --     (22,679)       --            --        (22,679)
  Acquisition of treasury stock--
    Neuberger Berman Management Inc...           --         --          --          --      (134)           --           (134)
  Net income (1/1/99-10/7/99).........      182,375         --          --      22,931        --            --        205,306
                                          ---------    --------   --------   ---------   --------     --------      ---------
  Total before reorganization.........      100,000         --       2,876       6,575      (134)           --        109,317
  Exchange of principal interests for
    common stock of Neuberger Berman
    Inc...............................     (100,000)       427      99,573          --        --            --             --
  Exchange of corporate interests for
    common stock of Neuberger Berman
    Inc...............................           --         --       6,441      (6,575)      134            --             --
                                          ---------    --------   --------   ---------   --------     --------      ---------
  Total after reorganization
    (10/8/99).........................           --        427     108,890          --        --            --        109,317
  Issuance of common stock to
    public............................           --         30      87,903          --        --            --         87,933
  Issuance of common stock to defined
    contribution stock incentive
    plan..............................           --         43     134,284          --        --            --        134,327
  Dividends...........................           --         --          --      (4,962)       --            --         (4,962)
  Acquisition of treasury stock.......           --         --          --          --    (8,074)           --         (8,074)
  Net loss (10/8/99-12/31/99).........           --         --          --     (69,739)       --            --        (69,739)
                                          ---------    --------   --------   ---------   --------     --------      ---------
ENDING BALANCE, DECEMBER 31, 1999.....           --        500     331,077     (74,701)   (8,074)           --        248,802
  Dividends...........................           --         --          --     (14,684)       --            --        (14,684)
  Acquisition of treasury stock.......           --         --          --          --   (35,210)           --        (35,210)
  Issuance of common stock............           --         --       1,793          --     1,380        (2,298)           875
  Net income..........................           --         --          --     150,356        --            --        150,356
                                          ---------    --------   --------   ---------   --------     --------      ---------
ENDING BALANCE, DECEMBER 31, 2000.....    $      --    $   500    $332,870   $  60,971   $(41,904)    $ (2,298)     $ 350,139
                                          =========    ========   ========   =========   ========     ========      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                2000        1999         1998
                                                              ---------   ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 150,356   $ 135,567   $   284,951
Adjustments to reconcile net income to net cash provided by
  operating activities--
  Depreciation and amortization.............................     10,638      10,532         8,716
  Contribution to defined contribution stock incentive
    plan....................................................         --     134,327            --
  Deferred tax benefit......................................     (9,750)    (48,427)           --
(Increase) decrease in operating assets--
  Cash and securities segregated for the exclusive benefit
    of clients..............................................   (133,841)   (120,063)     (437,216)
  Cash and securities deposited with clearing
    organizations...........................................     (2,063)       (319)           37
  Securities purchased under agreements to resell...........    247,580     (33,531)     (212,334)
  Receivable from brokers, dealers and clearing
    organizations...........................................   (592,843)    350,611    (1,038,151)
  Receivable from clients...................................    (23,877)   (106,579)      213,392
  Securities owned, at market value.........................    (47,422)     (8,077)       (2,087)
  Fees receivable...........................................        137       3,661         3,041
  Other assets..............................................      4,649      (7,825)        4,204
Increase (decrease) in operating liabilities--
  Bank loans................................................      3,000     (25,000)       15,000
  Securities sold under agreements to repurchase............   (296,790)     43,603       198,743
  Payable to brokers, dealers and clearing organizations....    443,784    (351,488)      786,576
  Payable to clients........................................    327,846     246,429       406,145
  Securities sold but not yet purchased, at market value....    (24,650)    (16,238)       12,314
  Other liabilities and accrued expenses....................     24,590      44,967        12,382
                                                              ---------   ---------   -----------
    Net cash provided by operating activities...............     81,344     252,150       255,713
                                                              ---------   ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchases of furniture, equipment and
    leasehold improvements..................................    (21,499)    (17,530)      (11,887)
  Cash paid for acquisition.................................     (7,882)         --            --
                                                              ---------   ---------   -----------
    Cash used in investing activities.......................    (29,381)    (17,530)      (11,887)
                                                              ---------   ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of subordinated liability.......................         --     (50,000)           --
  Proceeds from subordinated liabilities....................         --      35,000        50,000
  Proceeds from capital contributions.......................         --         525        12,660
  Payments for capital withdrawals..........................         --        (525)      (62,660)
  Payments for capital distributions........................         --    (236,039)     (246,099)
  Issuance of common stock--Neuberger Berman Management
    Inc.....................................................         --          --           134
  Issuance of common stock--Neuberger Berman Inc............         --      87,933            --
  Payments for dividends--Neuberger Berman Management
    Inc.....................................................         --     (22,679)      (50,924)
  Purchase of treasury stock--Neuberger Berman Management
    Inc.....................................................         --        (134)           --
  Payments for dividends--Neuberger Berman Inc..............    (19,646)         --            --
  Purchase of treasury stock--Neuberger Berman Inc..........    (35,210)     (8,074)           --
                                                              ---------   ---------   -----------
    Net cash used in financing activities...................    (54,856)   (193,993)     (296,889)
                                                              ---------   ---------   -----------
    Net (decrease) increase in cash and cash equivalents....     (2,893)     40,627       (53,063)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................     91,010      50,383       103,446
                                                              ---------   ---------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $  88,117   $  91,010   $    50,383
                                                              =========   =========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest payments totaled $181,075, $132,842 and $137,499 during the years ended December 31, 2000, 1999 and 1998, respectively.

    Tax payments totaled $117,670, $7,621 and $3,450 during the years ended December 31, 2000, 1999 and 1998, respectively.

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING, INVESTING AND FINANCING
  ACTIVITIES:

    On October 7, 1999, the principals of Neuberger Berman, LLC and the shareholders of Neuberger Berman Management Inc. exchanged their ownership interests for common stock of Neuberger Berman Inc. with a carrying value of $109,317.

    In connection with Neuberger Berman Inc.'s initial public offering, an initial, irrevocable non-cash contribution of 4,264,344 shares of its common stock was made to an employee defined contribution stock incentive plan. The non-cash expense associated with the contribution totaled $134,327 and was recognized on the date it was funded, in accordance with Statement of Financial Accounting Standards No. 87. Neuberger Berman Inc. recorded a deferred tax benefit of $46,262 related to the contribution.

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

    During the first six months of 2000, Neuberger Berman Inc. increased, based upon the price of its common stock at the close of business on June 30, 2000, the carrying value of the deferred tax asset resulting from its initial, irrevocable non-cash contribution of 4,264,344 shares referred to above, by $9,750.

    As part of the purchase price for the private asset management business of Delta Capital Management LLC, on December 15, 2000, Neuberger Berman Inc. issued 10,973 shares of common stock from treasury with a market value of $875.

    In connection with an employee stock ownership plan, Neuberger Berman Inc. issued 29,171 shares of common stock, with a market value of $2,298, from treasury. This purchase of shares was recorded as a credit to capital stock with a corresponding debit to unearned compensation.

   The accompanying notes are an integral part of the consolidated financial statements.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

    Neuberger Berman Inc. ("NBI") was organized as a Delaware corporation on August 13, 1998. NBI was formed to be the holding company for Neuberger Berman, LLC ("NB, LLC") and Neuberger Berman Management Inc. ("NBMI"), and to allow for the issuance of common stock to the public. On October 7, 1999, the principals of NB, LLC and the shareholders of NBMI exchanged their ownership interests in the respective entities for shares of NBI (the "Exchange"), and on October 13, 1999, NBI completed its initial public offering (the "IPO"). Accordingly, these entities have been consolidated pursuant to reorganization accounting. In connection with the Exchange and the IPO, NBI incurred pre-tax charges totaling approximately $150,054,000 (the "Reorganization and IPO Charges"). The Reorganization and IPO Charges are primarily comprised of an initial, irrevocable non-cash contribution of common stock to an employee defined contribution stock incentive plan, a cash contribution to the Neuberger Berman Foundation and severance and other payments.

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

    Securities owned and securities sold but not yet purchased are valued at market. Principal transactions in securities and the related revenues and expenses are recorded on a trade date basis. During the year ended December 31, 2000, the Company began recording its commission income and related expenses on a trade date basis. There was no material impact resulting from this change.

    For purposes of the consolidated statements of financial condition, the Company considers all investments in money market funds to be cash equivalents.

    The majority of investment advisory fees earned from high net worth and institutional clients are charged or billed to accounts quarterly based upon the account's net asset value at the beginning of a quarter. Investment advisory and administrative fees earned from the Company's mutual fund business

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(the "Funds") are charged monthly to the Funds based upon average daily net assets under management.

    Furniture and equipment are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized using the straight-line method over the lesser of the economic life of the improvement or the life of the lease.

    In September of 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125". SFAS 140 amends the recognition and reclassification of collateral and disclosures related to securitization transactions and collateral. These changes are effective for fiscal years ending after December 15, 2000. SFAS 140 also amends the accounting for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The impact of the SFAS 140 provisions effective subsequent to March 31, 2001, is not anticipated to have a material impact on the Company's consolidated financial statements.

    Basic earnings per common share is calculated by dividing net income by the weighted average common shares outstanding. Diluted earnings per common share is calculated by dividing net income by the total weighted average number of shares of common stock outstanding and common stock equivalents. Common stock equivalents are comprised of dilutive potential shares from stock options and certain restricted stock awards. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Diluted earnings per share is computed using the treasury stock method. For purposes of determining weighted average common shares outstanding for the periods prior to the Exchange, the outstanding shares were determined based upon the conversion ratio to effect the exchange of principals' capital and stockholders' equity for NBI common stock. Pro rata distributions of earnings and capital to the principals were not considered to effect outstanding shares.

    On December 15, 2000, the Company completed its acquisition of the private asset management business of Delta Capital Management LLC for common stock and cash. The allocation of purchase price has yet to be finalized.

    Certain prior year amounts have been reclassified to conform with the December 31, 2000, presentation.

3. SECURITIES PURCHASED AND SOLD UNDER AGREEMENTS TO RESELL AND REPURCHASE

    Securities purchased and sold under agreements to resell and repurchase are accounted for as collateralized financing transactions and are carried at contract value plus accrued interest. It is the policy of the Company to obtain possession of collateral, comprised of market value and cash, equal to or in excess of principal amounts received and pledged under resale and repurchase agreements, respectively. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral when appropriate. As of December 31, 2000, the Company had received and pledged securities with market values of approximately $1,209 million and $234 million, respectively, related to these resale and repurchase agreements.

    As of December 31, 2000, the Company repledged $1,209 million of the securities it had received under its resale agreements.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

4. RECEIVABLE FROM AND PAYABLE TO CLIENTS

    Receivable from and payable to clients represent amounts due from or to clients of the Company in connection with cash and margin securities transactions. Amounts receivable are collateralized by clients' securities held by NB, LLC and by others for delivery to NB, LLC, the value of which is not reflected in the accompanying consolidated financial statements.

    In the normal course of business, the Company is permitted to use client margin securities to finance customer securities transactions subject to certain regulatory guidelines.

5. RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

    As of December 31, 2000 and 1999, amounts receivable from and payable to brokers, dealers and clearing organizations included approximately $2,454 million and $1,855 million of securities borrowed and approximately $1,427 million and $987 million of securities loaned, respectively.

    Securities borrowed and securities loaned transactions are reported as collateralized financing transactions. Securities borrowed transactions require the Company to deposit cash with the lender. With respect to securities loaned, the Company receives collateral in the form of cash in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary. As of December 31, 2000, the Company had received securities with a market value of approximately $2,300 million related to its securities borrowed transactions. As of December 31, 2000, the Company had pledged securities with a market value of approximately $1,342 million related to its securities loaned transactions.

    As of December 31, 2000, the Company repledged $2,300 million of the securities it had received under its securities borrowed transactions.

6. BANK LOANS

    Bank loans represent unsecured short-term borrowings payable to commercial banks. For the years ended December 31, 2000, 1999 and 1998, interest expense incurred on these borrowings was approximately $5,076,000, $2,287,000 and $4,142,000 based upon weighted average interest rates of 6.53%, 5.13% and 5.76%, respectively.

7. SUBORDINATED LIABILITIES

    During 1998, the principals of NB, LLC withdrew $50 million of capital and invested it in a newly formed entity, NB Associates, LLC ("Associates"). Concurrently, Associates loaned the $50 million to NB, LLC in the form of a subordinated liability. The subordinated liability bore interest at 6.75% per annum and was approved by the New York Stock Exchange, Inc. ("NYSE") as capital for the purpose of computing net capital under Rule 15c3-1 (the "Rule") of the Securities and Exchange Commission ("SEC"). For the years ended December 31, 1999 and 1998, interest expense incurred on the subordinated liability was approximately $2,411,000 and $1,137,000, respectively. On October 29, 1999, the subordinated liability was fully repaid.

    On September 1, 1999, The Travelers Insurance Company loaned NB, LLC $35 million pursuant to a subordinated promissory note (the "Note"). This amount is payable on September 1, 2004. Interest accrues on the unpaid principal amount of the Note at a floating rate adjusted quarterly, based on the three month LIBOR rate plus 75 basis points and is payable quarterly. The Note was approved by the

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

7. SUBORDINATED LIABILITIES (CONTINUED)
NYSE and the unpaid principal amount is available to NB, LLC in computing net capital under the Rule. The Note contains certain covenants that limit the percentage by which the aggregate unpaid principal amount of subordinated liabilities exceed total regulatory capital and impose a dollar amount below which total ownership equity cannot fall. In the opinion of management, the Company is in compliance with its debt covenants. For the years ended December 31, 2000 and 1999, interest expense incurred on the Note was approximately $2,588,000 and $747,000, respectively.

8. STOCK OPTIONS

    On September 29, 1999, the Board of Directors of NBI (the "Board") approved the 1999 Neuberger Berman Inc. Long-Term Incentive Plan (the "1999 Plan") and reserved for issuance 10,000,000 shares of NBI's common stock. In addition, on September 29, 1999, the Board approved the 1999 Neuberger Berman Inc. Directors Stock Incentive Plan (the "1999 Directors Plan") and reserved for issuance 200,000 shares of NBI's common stock.

    On March 27, 2000, 2,760,000 of non-qualified stock options (reload options) were granted to certain employees of the Company under the 1999 Plan, 15,000 of which were subsequently forfeited. In addition, on December 15, 2000, 30,000 of non-qualified stock options (reload options) were granted under the 1999 Plan in connection with the acquisition of the private asset management business of Delta Capital Management LLC. On March 27, 2000, 30,000 of non-qualified stock options (reload options) were granted to certain directors of NBI under the 1999 Directors Plan. Options granted under the 1999 Plan and the 1999 Directors Plan provide for annual vesting ratably over five years, commencing on the first anniversary of the date of issuance. All options granted have exercise prices equal to or greater than the fair market value of NBI's common stock on the date of the grant and have a ten-year term.

    At December 31, 2000, 7,225,000 and 170,000 shares were available for future grant under the 1999 Plan and the 1999 Directors Plan, respectively. The following table summarizes transactions in stock options granted under the
Plans:

                                                                    OPTIONED SHARES
                                                              ----------------------------
                                                                          WEIGHTED AVERAGE
                                                              NUMBER OF    EXERCISE PRICE
                                                               SHARES        PER SHARE
                                                              ---------   ----------------
Balance at December 31, 1999................................         --        $   --
  Options granted...........................................  2,820,000         29.62
  Options forfeited.........................................    (15,000)       (28.13)
                                                              ---------
Balance at December 31, 2000................................  2,805,000         29.63
                                                              =========

    The following table summarizes information about stock options outstanding at December 31, 2000:

                                          OPTIONS OUTSTANDING
                                     ------------------------------
                                       NUMBER         REMAINING
EXERCISE PRICES                      OUTSTANDING   CONTRACTUAL LIFE
---------------                      -----------   ----------------
   $28.13..........................   2,075,000        9.2 years
    32.00..........................     700,000        9.2 years
    78.59..........................      30,000        9.9 years
                                      ---------
                                      2,805,000
                                      =========

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

8. STOCK OPTIONS (CONTINUED)
    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants under the option plans for the year ended December 31, 2000:

                                             FOR THE YEAR ENDED
ASSUMPTIONS                                  DECEMBER 31, 2000
-----------                                  ------------------
Dividend Yield.............................         1.30%
Expected volatility........................        30.20%
Risk-free interest rate....................         6.40%
Expected lives.............................             5

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because NBI's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    Had the Company accounted for its stock-based compensation plans based on the fair value awards at grant date in a manner consistent with the methodology of SFAS 123, the Company's net income and net income per common share would have decreased as indicated in the table below. For purposes of pro forma disclosures, the estimated fair value of the Plans is amortized to expense over the vesting period and is representative of the charge for the year ended December 31, 2000.

                                                                           FOR THE YEAR ENDED
                                                                           DECEMBER 31, 2000
                                                                 --------------------------------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income:
  As reported..............................................                     $150,356
  SFAS 123 fair value adjustment--net......................                       (2,241)
                                                                                --------
  Pro Forma................................................                     $148,115
                                                                                ========
                                                                                   BASIC       DILUTED
                                                                                --------       -------
Net income per common share:
  As reported..............................................                     $   3.06       $  3.03
  SFAS 123 fair value adjustment--net......................                        (0.05)        (0.05)
                                                                                --------       -------
  Pro Forma................................................                     $   3.01       $  2.98
                                                                                ========       =======

    The effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

9. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2000:

                                                                       2000
                                                              ----------------------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Net Income..................................................         $150,356
                                                                     --------
Basic weighted average shares outstanding...................           49,099
Dilutive potential shares from stock options and certain
  restricted stock awards...................................              496
                                                                     --------
Dilutive weighted average shares outstanding................           49,595
                                                                     --------
Basic earnings per share....................................         $   3.06
                                                                     ========
Diluted earnings per share..................................         $   3.03
                                                                     ========

    Options on 30,000 shares have been excluded from the earnings per share computation above due to their anti-dilutive effect.

10. NET CAPITAL

    NB, LLC and NBMI, as registered broker-dealers and member firms of the NYSE and the National Association of Securities Dealers, Inc., respectively, are subject to the Rule, which requires that broker-dealers maintain a minimum level of net capital, as defined. As of December 31, 2000, NB, LLC and NBMI had net capital of approximately $184,675,000 and $22,624,000, respectively, which exceeded their requirements by approximately $156,772,000 and $22,374,000, respectively.

    The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer would be less than the amount required under the Rule. Accordingly, at December 31, 2000, the payments of dividends and advances to NBI by NB, LLC and NBMI is limited to $114,918,000 and $22,324,000, respectively, under the most restrictive of these requirements.

11. COMMITMENTS AND CONTINGENCIES

    The Company leases office space and equipment under lease agreements expiring on various dates through 2013. Office space leases are subject to escalation based on increases in costs incurred by the lessor. Minimum rentals, excluding office space escalation, under these lease agreements are as follows:

YEARS ENDING
DECEMBER 31,                                                    AMOUNT
------------                                                  -----------
2001........................................................  $15,692,000
2002........................................................   15,866,000
2003........................................................   15,150,000
2004........................................................   14,416,000
2005........................................................   13,650,000
Thereafter..................................................   45,666,000

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

    Rent expense for premises and equipment for the years ended December 31, 2000, 1999 and 1998, was approximately $16,390,000, $13,483,000 and $11,011,000, respectively.

    The Company has satisfied margin requirements with clearing organizations by obtaining letters of credit in favor of the clearing organizations. Open unsecured letters of credit as of December 31, 2000 and 1999, were approximately $44,312,000 and $22,312,000, respectively. Unused committed lines of credit were approximately $100,000,000 and $150,000,000 as of December 31, 2000 and 1999,
respectively.

    In the normal course of business, the Company is subject to various legal proceedings. In the opinion of management, based on discussions with legal counsel, the resolution of pending proceedings will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

12. EMPLOYEE BENEFIT PLANS

    The Company has defined contribution plans consisting of an employee profit-sharing plan and a money purchase pension plan covering all full-time employees and qualifying part-time employees who have completed one year of continuous service, as defined. Contributions to the plans, which are at the discretion of management, are determined annually but do not exceed the amount permitted under the Internal Revenue Code as a deductible expense. Contributions to the plans for the years ended December 31, 2000, 1999 and 1998, were approximately $5,437,000, $6,854,000 and $7,670,000, respectively.

    The Company made an initial, irrevocable contribution of 4,264,344 shares of its common stock to an employee defined contribution stock incentive plan (the "Stock Incentive Plan") on behalf of its employees. Common stock that was awarded to employees in conjunction with the IPO is restricted and vests in three installments on October 8th of 2001, 2002 and 2003. Certain benefits of ownership, including the payment of any dividends declared during the restricted period, belong to the employees. Unvested common stock that becomes forfeited upon an employee's termination of employment is reallocated in the sole and absolute discretion of the compensation committee, including determination of vesting periods. The common stock contributed may not revert to the Company. Included in employee compensation and benefits for the year ended December 31, 1999, is a non-cash charge of approximately $134,327,000, related to the contribution of common stock.

    On July 18, 2000, the Board adopted, upon the recommendation of its compensation committee, two plans that will facilitate employee stock ownership, an Employee Stock Purchase Plan (the "ESPP"), and the Wealth Accumulation Plan (the "Plan").

    The ESPP provides that employees may elect to acquire NBI common stock through payroll deductions, on an after tax basis, at a 15% discount from market value of such stock. Employees may not transfer the common stock acquired through the ESPP for one year from purchase date. In accordance with the terms and provisions of the ESPP, employees are precluded from acquiring, on an annual basis, shares of common stock that have an aggregate purchase price (as defined in the ESPP documentation) in excess of $10,000. The ESPP, which has a term of ten years, became effective during September 2000, but must be ratified by NBI's stockholders at its Annual Meeting for stockholders. Subsequent to December 31, 2000, in connection with the initial acquisition of shares pursuant to the

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

12. EMPLOYEE BENEFIT PLANS (CONTINUED)
ESPP, the Company issued from treasury 10,639 shares of common stock, at a 15% discount, with an approximate value of $751,000.

    The Plan provides that on an annual basis, employees who are eligible for a bonus may elect to defer all or a portion of their bonus and employees who receive commissions and other direct pay, may elect to defer a portion of such compensation. In each case, up to 20% of total compensation may be deferred with a maximum deferral of up to $500,000; provided that employees who receive an annual bonus may, in any event, defer no more than 100% of any bonus. Amounts deferred by employees are used to acquire, on a pretax basis, NBI common stock at a 25% discount from the market value of such stock. Any common stock so acquired is restricted with respect to transfer or sale for a period of three years (during which time the employee is required to render service to the Company) from the respective bonus payment or commission payment date, as such terms are defined in the Plan. Certain benefits of ownership, including the payment of any dividends declared during the restricted period, belong to the employees. Unlike the ESPP, cash amounts credited to a participant's deferral account and shares of common stock acquired through the Plan are subject to forfeiture in certain events of termination of employment. Unearned compensation associated with the restricted stock represents the market value of NBI common stock at the date of issuance and is recognized as compensation expense ratably over the vesting period. The Plan, which has an unlimited term, became effective during September 2000. In December 2000, the Company recorded a credit to capital stock and a corresponding debit to unearned compensation for the issuance of 29,171 shares of common stock with an approximate market value of $2,298,000 related to the Plan. Subsequent to December 31, 2000, the Company issued from treasury, 71,264 shares of common stock with an approximate market value of $5,635,000 related to the Plan.

13. INCOME TAXES

    Prior to the Exchange in 1999, the Company primarily operated as two different types of tax entities. These entities included a Limited Liability Company (taxed as a Partnership) and S-Corporation and as such, the combined entities income prior to October 7, 1999, was not subject to U.S. federal income taxes. The principals of the Company's predecessor partnership were taxed on their proportionate share of the partnership's taxable income or loss.

    Effective with the Exchange, the Company became subject to U.S. federal, state and local corporate income taxes and has elected to file a federal consolidated income tax return.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

13. INCOME TAXES (CONTINUED)
    The components of pre-tax earnings and income tax expense and benefits reflected in the consolidated statements of income are set forth below (000's omitted):

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                       ----------------------------------
                                                         2000         1999        1998
                                                       ---------   ----------   ---------
NET INCOME BEFORE TAXES..............................  $246,921    $ 123,372    $294,457
                                                       ========    =========    ========
  CURRENT TAXES:
    U.S. federal.....................................  $ 75,356    $  14,982    $     --
    State and local..................................    30,959       21,250       9,506
                                                       --------    ---------    --------
                                                        106,315       36,232       9,506
                                                       --------    ---------    --------
  DEFERRED TAXES:
    U.S. federal.....................................    (6,922)     (35,290)         --
    State and local..................................    (2,828)     (13,137)         --
                                                       --------    ---------    --------
                                                         (9,750)     (48,427)         --
                                                       --------    ---------    --------
TAX (BENEFIT) EXPENSE................................  $ 96,565    $ (12,195)   $  9,506
                                                       ========    =========    ========

    The Company accounts for taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company's net deferred tax assets as of December 31, 2000 and 1999, include deferred tax assets consisting of: compensation and benefits, charitable contributions, depreciation and amortization. Deferred tax liabilities consist of unrealized gains on marketable securities.

    Management of the Company has not established a valuation allowance for its net deferred tax asset because they conclude that it is more likely than not the benefit will be realized.

    A reconciliation of the statutory U.S. federal income tax rate of 35% to the Company's effective income tax rate is set forth below:

                                                             FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                          --------------------------
                                                           2000       1999     1998
                                                          -------   --------   -----
U.S. STATUTORY RATE.....................................   35.00%     35.00%      --
INCREASE (DECREASE) RELATED TO:
    State and local taxes, net of U.S. income tax
      effects...........................................    8.15%      8.17%   3.23%
    Other...............................................    (.09%)     0.13%      --
                                                          -------   --------   -----
Rate before Reorganization and IPO Charges and effect
  from changes in the value of the stock price..........   43.06%     43.30%   3.23%
Rate benefit for partnership period.....................       --    (63.02%)     --
Adjustment in benefit related to movement in stock
  price.................................................   (3.95%)     9.84%      --
                                                          -------   --------   -----
EFFECTIVE TAX RATE......................................   39.11%     (9.88%)  3.23%
                                                          =======   ========   =====

    The Company's effective tax rate in 1999 included a rate benefit attributable to the Company generally not being subject to corporate taxes on its earnings prior to its conversion to corporate form.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

13. INCOME TAXES (CONTINUED)
    The value of the Company's deferred tax asset relating to the unvested shares in the Stock Incentive Plan fluctuated with the price of the Company's stock from December 31, 1999 to June 30, 2000. In March 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("FIN 44"). The Company adjusted, based upon the price of its common stock at the close of business on June 30, 2000, the carrying value of the deferred tax asset that relates to unvested shares in the Stock Incentive Plan. FIN 44 became effective on July 1, 2000, and now requires that the deferred tax asset be determined by the compensation expense recognized for financial reporting purposes. Accordingly, at June 30, 2000, the Company fixed the carrying value of its deferred tax asset for unvested shares in its Stock Incentive Plan, based upon the price of NBI's common stock at the close of business that day.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

    Substantially all financial instruments carried at contract value, such as receivable and payable to clients, brokers, dealers and clearing organizations, repurchase agreements, fees receivable, bank loans and the Note, approximate market value due to their relatively short-term nature or variable market rates of interest.

15. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

    The Company's policy is to monitor continuously its exposure to market and counterparty risk through the use of a variety of credit exposure, position and financial reporting and control procedures. In addition, the Company has a policy of reviewing the credit standing, where applicable, of each broker-dealer, client and other counterparty with which it conducts business. The Company monitors the market value of collateral and requests and receives additional collateral when required.

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

    As part of its prime brokerage business, the Company writes covered over-the-counter put options on listed equity securities with certain of its prime brokerage clients. Market risk is mitigated as the options are generally deep in the money and covered by an equivalent number of securities sold but not yet purchased. The fair value of such options was approximately $1,633,000 and $3,694,000, at December 31, 2000 and 1999, respectively.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

16. SEGMENT INFORMATION

    Under the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Company has four reportable segments:
Private Asset Management, Mutual Fund and Institutional, Professional Securities Services and Corporate. The Private Asset Management segment provides customized investment management services for high net worth individuals, families and smaller institutions. Its revenues are principally investment advisory fees and commissions. The investment advisory and administrative services that are provided through our Mutual Fund and Institutional segment include: the management of the Neuberger Berman family of mutual funds, investment management of institutional separate account products and broker-advised products (wrap accounts). Its revenues are principally investment advisory and administrative fees and commissions. The Professional Securities Services segment provides trade execution, clearing, custody, margin financing, portfolio reporting and trust services, as well as consulting advice. The revenues derived by this segment are principally commissions, net interest, trading revenues and clearance fees. A fourth segment, "Corporate", has been introduced during the fourth quarter of 2000, to reflect certain corporate results that were previously allocated primarily to the Professional Securities Services segment. Prior periods have been revised to conform with this presentation.

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

    Summarized information for the Company's reportable segments is presented in the following table (000's omitted):

                                                  YEAR ENDED DECEMBER 31, 2000
                                ----------------------------------------------------------------
                                                MUTUAL
                                 PRIVATE         FUND        PROFESSIONAL
                                  ASSET           AND         SECURITIES
                                MANAGEMENT   INSTITUTIONAL     SERVICES     CORPORATE    TOTAL
                                ----------   -------------   ------------   ---------   --------
Investment advisory and
  administrative fees.........   $191,438       $206,965       $  1,504     $      --   $399,907
Commissions...................     93,967         16,958         35,664            --    146,589
Net interest income...........      5,041          1,229         34,544          (546)    40,268
Principal transactions in
  securities..................         --             72         10,670        (1,119)     9,623
Clearance fees................         --             --         13,532            --     13,532
Other income..................        301            920          4,400           807      6,428
                                 --------       --------       --------     ---------   --------
Net revenues (loss) after
  interest expense............    290,747        226,144        100,314          (858)   616,347
Operating expenses............    147,056        147,455         63,523        11,392    369,426
                                 --------       --------       --------     ---------   --------
Net income (loss) before
  taxes.......................   $143,691       $ 78,689       $ 36,791     $ (12,250)  $246,921
                                 ========       ========       ========     =========   ========

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

16. SEGMENT INFORMATION (CONTINUED)

                                                  YEAR ENDED DECEMBER 31, 1999
                                ----------------------------------------------------------------
                                                MUTUAL
                                 PRIVATE         FUND        PROFESSIONAL
                                  ASSET           AND         SECURITIES
                                MANAGEMENT   INSTITUTIONAL     SERVICES     CORPORATE    TOTAL
                                ----------   -------------   ------------   ---------   --------
Investment advisory and
  administrative fees.........   $166,454       $211,839       $  1,141     $      --   $379,434
Commissions...................     90,132         21,544         30,406            --    142,082
Net interest income...........      3,498             30         23,025          (300)    26,253
Principal transactions in
  securities..................         --            142          7,924         1,937     10,003
Clearance fees................         --             --         11,081            --     11,081
Other income..................         30          1,012          3,017            --      4,059
                                 --------       --------       --------     ---------   --------
Net revenues after interest
  expense.....................    260,114        234,567         76,594         1,637    572,912
Operating expenses excluding
  Reorganization and IPO
  Charges.....................     86,847        150,362         51,494        10,783    299,486
                                 --------       --------       --------     ---------   --------
Net income (loss) before
  Reorganization and and IPO
  Charges and taxes...........   $173,267       $ 84,205       $ 25,100     $  (9,146)  $273,426
                                 ========       ========       ========     =========   ========

                                                  YEAR ENDED DECEMBER 31, 1998
                                ----------------------------------------------------------------
                                                MUTUAL
                                 PRIVATE         FUND        PROFESSIONAL
                                  ASSET           AND         SECURITIES
                                MANAGEMENT   INSTITUTIONAL     SERVICES     CORPORATE    TOTAL
                                ----------   -------------   ------------   ---------   --------
Investment advisory and
  administrative fees.........   $145,578       $242,191       $  1,469     $      --   $389,238
Commissions...................     89,705         25,352         30,912            --    145,969
Net interest income...........      2,580             13         25,026          (166)    27,453
Principal transactions in
  securities..................         --              9          5,508           807      6,324
Clearance fees................         --             --          9,146            --      9,146
Other income..................         70          1,178          2,756            --      4,004
                                 --------       --------       --------     ---------   --------
Net revenues after interest
  expense.....................    237,933        268,743         74,817           641    582,134
Operating expenses............     67,252        162,642         43,458        14,325    287,677
                                 --------       --------       --------     ---------   --------
Net income (loss) before
  taxes.......................   $170,681       $106,101       $ 31,359     $ (13,684)  $294,457
                                 ========       ========       ========     =========   ========

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

16. SEGMENT INFORMATION (CONTINUED)
    The following table is a reconciliation of reportable segment net income, before Reorganization and IPO Charges and taxes, to the Company's consolidated totals.

                                                               TOTAL
                                                              --------
FOR THE YEAR ENDED DECEMBER 31, 2000
  Net income before taxes...................................  $246,921
  Tax expense...............................................   (96,565)
                                                              --------
  Net income................................................  $150,356
                                                              ========
FOR THE YEAR ENDED DECEMBER 31, 1999
  Net income before Reorganization and IPO Charges and
    taxes...................................................  $273,426
  Reorganization and IPO Charges............................  (150,054)
  Tax benefit...............................................    12,195
                                                              --------
  Net income................................................  $135,567
                                                              ========
FOR THE YEAR ENDED DECEMBER 31, 1998
  Net income before taxes...................................  $294,457
  Tax expense...............................................    (9,506)
                                                              --------
  Net income................................................  $284,951
                                                              ========

17. RELATED PARTY TRANSACTIONS

    During the years ended December 31, 2000, 1999 and 1998, the Company earned approximately $13,028,000, $17,799,000 and $19,779,000, respectively, in brokerage commissions from the Funds.

    Certain employees of the Company are officers and/or trustees of the Funds. The Company also reimbursed certain Funds for expenses during the years ended December 31, 2000, 1999 and 1998, of approximately $1,770,000, $2,225,000 and
$1,502,000, respectively, to the extent that such Funds exceeded their specified expense limitations.

    Included in cash and cash equivalents is approximately $76,494,000 and $78,038,000 related to investments in affiliated funds at December 31, 2000 and 1999, respectively.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                        2000
                                                      -----------------------------------------
                                                       FIRST      SECOND     THIRD      FOURTH
                                                      --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET REVENUES AFTER INTEREST EXPENSE.................  $155,412   $151,810   $151,650   $157,475
OPERATING EXPENSES..................................    95,194     90,206     89,672     94,354
                                                      --------   --------   --------   --------
NET INCOME BEFORE TAXES.............................    60,218     61,604     61,978     63,121
TAX EXPENSE.........................................    19,977     22,899     26,713     26,976
                                                      --------   --------   --------   --------
NET INCOME..........................................  $ 40,241   $ 38,705   $ 35,265   $ 36,145
                                                      ========   ========   ========   ========
NET INCOME PER COMMON SHARE:
  BASIC.............................................  $   0.81   $   0.79   $   0.72   $   0.74
                                                      ========   ========   ========   ========
  DILUTED...........................................  $   0.81   $   0.78   $   0.71   $   0.73
                                                      ========   ========   ========   ========

                                                                         1999
                                                      ------------------------------------------
                                                       FIRST      SECOND     THIRD      FOURTH
                                                      --------   --------   --------   ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET REVENUES AFTER INTEREST EXPENSE.................  $144,586   $143,602   $141,328   $ 143,396
OPERATING EXPENSES..................................    70,384     72,172     70,429     236,555
                                                      --------   --------   --------   ---------
NET INCOME (LOSS) BEFORE TAXES......................    74,202     71,430     70,899     (93,159)
TAX EXPENSE (BENEFIT)...............................     2,421      2,131     10,492     (27,239)
                                                      --------   --------   --------   ---------
NET INCOME (LOSS)...................................  $ 71,781   $ 69,299   $ 60,407   $ (65,920)
                                                      ========   ========   ========   =========
NET INCOME (LOSS) PER COMMON SHARE:
  BASIC AND DILUTED.................................  $   1.68   $   1.62   $   1.42   $   (1.33)
                                                      ========   ========   ========   =========

                                                                        1998
                                                      -----------------------------------------
                                                       FIRST      SECOND     THIRD      FOURTH
                                                      --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET REVENUES AFTER INTEREST EXPENSE.................  $138,446   $152,131   $147,558   $143,999
OPERATING EXPENSES..................................    65,018     71,049     73,800     77,810
                                                      --------   --------   --------   --------
NET INCOME BEFORE TAXES.............................    73,428     81,082     73,758     66,189
TAX EXPENSE.........................................     2,076      2,730      2,258      2,442
                                                      --------   --------   --------   --------
NET INCOME..........................................  $ 71,352   $ 78,352   $ 71,500   $ 63,747
                                                      ========   ========   ========   ========
NET INCOME PER COMMON SHARE:
  BASIC AND DILUTED.................................  $   1.67   $   1.84   $   1.68   $   1.49
                                                      ========   ========   ========   ========

19. SUBSEQUENT EVENT

    On January 18, 2001, NBI declared a quarterly cash dividend on its common stock in the amount of $0.10 per share. The dividend was paid on February 13, 2001, to stockholders of record at the close of business on February 1, 2001.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES
      SCHEDULE I--CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT PARENT
                        STATEMENT OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                              DECEMBER 31, 2000   DECEMBER 31, 1999
                                                              -----------------   -----------------
ASSETS
Receivables from subsidiaries...............................      $ 47,971            $ 49,575
Investment in subsidiaries..................................       248,331             177,033
Tax asset-net...............................................        46,811              27,326
Furniture, equipment and leasehold improvements and other
  assets....................................................         7,660                  --
                                                                  --------            --------
    Total assets............................................      $350,773            $253,934
                                                                  ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Dividend payable..........................................      $     --            $  4,962
  Other liabilities and accrued expenses....................           634                 170
                                                                  --------            --------
                                                                       634               5,132
                                                                  --------            --------
Stockholders' equity:
  Common stock..............................................           500                 500
  Other equity..............................................       349,639             248,302
                                                                  --------            --------
    Total liabilities and stockholders' equity..............      $350,773            $253,934
                                                                  ========            ========

     The accompanying notes are an integral part of the condensed financial statements.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES
      SCHEDULE I--CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT PARENT
                                  (CONTINUED)

                            STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                              FOR THE PERIOD
                                                    FOR THE YEAR              OCTOBER 8, 1999
                                              ENDED DECEMBER 31, 2000    THROUGH DECEMBER 31, 1999
                                              ------------------------   -------------------------
REVENUES:
  Other income..............................          $    608                   $     --
                                                      --------                   --------
OPERATING EXPENSES:
  Employee compensation and benefits........               126                    137,273
  Other expenses............................             1,950                     10,000
                                                      --------                   --------
    TOTAL OPERATING EXPENSES................             2,076                    147,273
                                                      --------                   --------
Loss from operations before equity in income
  of subsidiaries and taxes.................            (1,468)                  (147,273)
Equity in income of subsidiaries............           141,384                     26,845
                                                      --------                   --------
    NET INCOME (LOSS) BEFORE TAXES..........           139,916                   (120,428)
Tax benefit.................................           (10,440)                   (50,689)
                                                      --------                   --------
    NET INCOME (LOSS).......................          $150,356                   $(69,739)
                                                      ========                   ========

     The accompanying notes are an integral part of the condensed financial statements.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES
     SCHEDULE I -- CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT PARENT
                                  (CONTINUED)

                            STATEMENT OF CASH FLOWS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                FOR THE PERIOD
                                                             FOR THE YEAR      OCTOBER 8,, 1999
                                                                 ENDED              THROUGH
                                                           DECEMBER 31, 2000   DECEMBER 31, 1999
                                                           -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)........................................      $ 150,356            $ (69,739)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities--
  Equity in income of subsidiaries.......................       (141,384)             (26,845)
  Contribution to defined contribution stock incentive
    plan.................................................             --              134,327
  Deferred tax benefit...................................         (9,750)             (48,427)
  Depreciation and amortization..........................            608                   --
(Increase) decrease in operating assets--
  Receivables from subsidiaries..........................          1,604              (49,575)
  Tax asset--net.........................................         (9,735)              21,101
  Other assets...........................................            (23)                  --
Increase (decrease) in operating liability--.............
  Other liabilities and accrued expenses.................            464                  170
                                                               ---------            ---------
    Net cash used in operating activities................         (7,860)             (38,988)
                                                               ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of furniture, equipment and
    leasehold improvements...............................         (8,245)                  --
  Cash received from subsidiaries........................         80,000                   --
  Cash paid for acquisition..............................         (7,882)                  --
  Investment in subsidiaries.............................         (1,157)             (40,871)
                                                               ---------            ---------
    Cash provided by (used in) investing activities......         62,716              (40,871)
                                                               ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock...............................             --               87,933
  Payments for dividends.................................        (19,646)                  --
  Purchase of treasury stock.............................        (35,210)             ( 8,074)
                                                               ---------            ---------
    Net cash (used in) provided by financing
      activities.........................................        (54,856)              79,859
                                                               ---------            ---------
    Net increase (decrease) in cash and cash
      equivalents........................................             --                   --

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........             --                   --
                                                               ---------            ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................      $      --            $      --
                                                               =========            =========

     The accompanying notes are an integral part of the condensed financial statements.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES
     SCHEDULE I -- CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT PARENT
                                  (CONTINUED)
                      STATEMENT OF CASH FLOWS (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    NBI made no interest payments for the year ended December 31, 2000, and for the period October 8, 1999 through December 31, 1999.

    Tax payments totaled $109,683 during the year ended December 31, 2000. NBI made no tax payments for the period October 8, 1999 through December 31, 1999.

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING, INVESTING AND FINANCING
  ACTIVITIES:

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

    NBI increased, based upon the price of its common stock at the close of business on June 30, 2000, the carrying value of the deferred tax asset resulting from its initial, irrevocable non-cash contribution of 4,264,344 shares referred to above, by $9,750.

    As part of the purchase price for the private asset management business of Delta Capital Management LLC ("Delta"), on December 15, 2000, NBI issued 10,973 shares of common stock from treasury with a market value of $875. In addition, NBI contributed its $8,757 investment in Delta to NB, LLC.

    In connection with an employee stock ownership plan, NBI issued 29,171 shares of common stock, with a market value of $2,298, from treasury. This purchase of shares was recorded as a credit to capital stock with a corresponding debit to other equity.

     The accompanying notes are an integral part of the condensed financial statements.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES
      SCHEDULE I--CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT PARENT
                                  (CONTINUED)

NOTES TO CONDENSED FINANCIAL STATEMENTS:

    The condensed financial statements of the registrant should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements which are included elsewhere in this report.

    Investment in subsidiaries represents NBI's investment in its subsidiary companies. Income and losses of the subsidiaries are recognized using equity method accounting.

    Receivables from subsidiaries include cash advances and amounts due under intra-corporate tax sharing arrangements.

    Dividends paid to NBI by its wholly owned subsidiaries, NB,LLC and NBMI, were $55,000,000 and $25,000,000, respectively, for the year ended December 31, 2000. No dividends were paid to NBI for the period October 8, 1999 through December 31, 1999.

    Certain prior year amounts have been reclassified to conform with the December 31, 2000, presentation.

SUBSEQUENT EVENT

    On January 18, 2001, NBI declared a quarterly cash dividend on its common stock in the amount of $0.10 per share. The dividend was paid on February 13, 2001, to stockholders of record at the close of business on February 1, 2001.

ITEM 9.-- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

PART III

ITEM 10.--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 11.--EXECUTIVE COMPENSATION

    The information required by this Item 11 is incorporated by reference to the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 12.--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item 12 is incorporated by reference to the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item 13 is incorporated by reference to the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

PART IV

ITEM 14.--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (A)    DOCUMENTS FILED AS PART OF THIS REPORT:

  1.    Consolidated Financial Statements.

        The consolidated financial statments required to be filed as part of this Annual Report on Form 10-K are listed in the index to Item 8 of this Report.

  2.    Financial Statement Schedules.

        The financial statement schedules required to be filed as part of this Annual Report on Form 10-K are listed in the index to Item 8 of this Report.

  3.    Exhibits.

      2.1 Plan of Merger and Exchange Agreement, dated as of August 2, 1999, by and among Neuberger Berman Inc.,
            Neuberger Berman, LLC, the members of Neuberger Berman, LLC,
            Neuberger Berman Management Inc., the shareholders of
            Neuberger Berman Management Inc. and Neuberger Berman Sub
            Inc., a New York corporation.*

      2.2 Amendment No. 1, dated as of September 30, 1999, to the Plan of Merger and Exchange Agreement, dated as of August 2, 1999.**

      3.1   Certificate of Incorporation.*

      3.2   By-Laws, as amended October 7, 1999. (filed herewith)

      4.1   Specimen of Common Stock Certificate.*

      4.2 Stockholders Agreement, dated as of August 2, 1999, by and among Neuberger Berman Inc. and the stockholders named therein.*

     10.1   1999 Neuberger Berman Inc. Directors Stock Incentive Plan.*

     10.2   1999 Neuberger Berman Inc. Long-Term Incentive Plan.*

     10.3   1999 Neuberger Berman Inc. Annual Incentive Plan.*

     10.4   1999 Neuberger Berman Inc. Deferred Compensation Plan.*

     10.5   Neuberger Berman Inc. Employee Defined Contribution Stock
            Incentive Plan, as amended January 21, 2000.***

     10.6 Non-Competition Agreement, dated as of August 2, 1999, by and among the Company and the stockholders named therein.*

     10.7   Form of Employment Agreement, dated August 2, 1999, between
            Neuberger Berman, LLC and each continuing principal.*

     10.8 Subordinated Loan Agreement, dated as of August 31, 1998, between Neuberger Berman, LLC and NB Associates, LLC.*

     10.9   First Amendment, dated March 30, 1999, to Subordinated Loan
            Agreement, dated August 31, 1998, between Neuberger Berman,
            LLC and NB Associates, LLC.*

     10.10  Second Amendment, dated September 1, 1999, to subordinated
            Loan Agreement, dated August 31, 1998, between Neuberger
            Berman, LLC and NB Associates, LLC.*

     10.11  $15,000,000 Promissory Note due September 1, 2000, issued by
            Neuberger Berman, LLC to NB Associates, LLC on September 1,
            1999.*

     10.12  Subordinated Note Purchase Agreement, dated September 1,
            1999, between Neuberger Berman, LLC and The Travelers
            Insurance Company.*

     10.13  $10,000,000 Floating Rate Subordinated Note due
            September 1, 2004, issued by Neuberger Berman, LLC to Tral &
            Co. on September 1, 1999.*

     10.14  $25,000,000 Floating Rate Subordinated Note due September 1,
            2004, issued by Neuberger Berman, LLC to Tral & Co. on
            September 1, 1999.*

     10.15  Neuberger Berman Inc. Wealth Accumulation Plan.****

     10.16  Neuberger Berman Inc. Employee Stock Purchase Plan.****

     10.17  Amendment No. 1 to the 1999 Neuberger Berman Inc. Directors
            Stock Incentive Plan (filed herewith).

     10.18  Amendment No. 1 to the 1999 Neuberger Berman Inc. Long-Term
            Incentive Plan (filed herewith).

     10.19  Amendment No. 1 to the 1999 Neuberger Berman Inc. Annual
            Incentive Plan (filed herewith).

     10.20  Amendment No. 2 to the Neuberger Berman Inc. Employee
            Defined Contribution Stock Incentive Plan (filed herewith).

     10.21  Neuberger Berman Inc. Wealth Accumulation Plan, Amended and
            Restated as of September 1, 2000 (filed herewith).

     10.22 Neuberger Berman Inc. Employee Stock Purchase Plan, Amended and Restated as of September 1, 2000 (filed herewith).

     21.1   Subsidiaries of the Company (filed herewith).

     23.1   Consent of Arthur Andersen LLP (filed herewith).

------------------------

* Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-84525).

** Incorporated by reference to the corresponding exhibit to the Registrant's Amendment No. 4 to Registration Statement on Form S-1 (No. 333-84525).

*** Incorporated by reference to the corresponding exhibit to the Registrant's
    Annual Report on Form 10-K for the period ended December 31, 1999 (No. 001-15361)

****Incorporated by reference to the corresponding exhibit to the Registrant's
    Quarterly Report on Form 10-Q, filed on August 11, 2000 (No. 001-15361)

(B) REPORTS ON FORM 8-K:

    1.  Form 8-K dated October 16, 2000, Items 5 and 7

       Exhibits:

       Exhibit 99.1 Press release with respect to the agreement to acquire the business of Fasciano Company, Inc.

       Financial Statements:

       Exhibit 99.2 Results of Operations for the three months ended September 30, 2000

       Exhibit 99.3  Declaration of Third Quarter Dividend

    2.  Form 8-K dated October 31, 2000, Items 5 and 7

       Exhibits:

       Exhibits 99.1  Press release with respect to the agreement to acquire the private asset management business of Delta Capital Management, LLC.

    3.  Form 8-K dated December 21, 2000, Items 5 and 7

       Exhibits:

       Exhibit 99.1 Press release with respect to the agreement to acquire Executive Monetary Management Inc.

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

Dated: March 9, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                   DATE
                      ---------                                     -----                   ----
                /s/ LAWRENCE ZICKLIN
     -------------------------------------------       Chairman of the Board            March 9, 2001
                  Lawrence Zicklin                       and Director

                /s/ RICHARD A. CANTOR
     -------------------------------------------       Vice Chairman and Director       March 9, 2001
                  Richard A. Cantor

               /s/ MARVIN C. SCHWARTZ
     -------------------------------------------       Vice Chairman and Director       March 9, 2001
                 Marvin C. Schwartz

                 /s/ JEFFREY B. LANE
     -------------------------------------------       President, Chief Executive       March 9, 2001
                   Jeffrey B. Lane                       Officer and Director

                 /s/ NATHAN GANTCHER
     -------------------------------------------       Director                         March 9, 2001
                   Nathan Gantcher

                 /s/ DAVID W. GLENN
     -------------------------------------------       Director                         March 9, 2001
                   David W. Glenn

                /s/ MICHAEL M. KASSEN                  Executive Vice President,
     -------------------------------------------         Chief Investment Officer       March 9, 2001
                  Michael M. Kassen                      and Director

                      SIGNATURE                                     TITLE                   DATE
                      ---------                                     -----                   ----
                 /s/ JON C. MADONNA
     -------------------------------------------       Director                         March 9, 2001
                   Jon C. Madonna

                  /s/ ROBERT MATZA                     Executive Vice President,
     -------------------------------------------         Chief Operating Officer        March 9, 2001
                    Robert Matza                         and Director

                 /s/ JACK H. NUSBAUM
     -------------------------------------------       Director                         March 9, 2001
                   Jack H. Nusbaum

               /s/ HEIDI L. SCHNEIDER
     -------------------------------------------       Executive Vice President         March 9, 2001
                 Heidi L. Schneider                      and Director

                 /s/ CHRISTINE SMITH
     -------------------------------------------       Controller                       March 9, 2001
                   Christine Smith

               /s/ MATTHEW S. STADLER
     -------------------------------------------       Senior Vice President            March 9, 2001
                 Matthew S. Stadler                      and Chief Financial Officer

                /s/ PETER E. SUNDMAN
     -------------------------------------------       Executive Vice President         March 9, 2001
                  Peter E. Sundman                       and Director