Form 10-Q
period 2001-03-31
NEUBERGER BERMAN INC
filed 2001-05-15
CIK 1068144

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

                        FOR QUARTER ENDED MARCH 31, 2001
                                       OR

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

48,968,472 shares of Common Stock, par value $.01 per share, were outstanding on
                                April 30, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             NEUBERGER BERMAN INC.
                                   FORM 10-Q
                                     INDEX

                                                                                PAGE
                                                                              --------
PART I--FINANCIAL INFORMATION
Item 1.--Financial Statements...............................................      3
                Condensed Consolidated Statements of Financial Condition As
                  of March 31, 2001 (Unaudited) and December 31, 2000.......      3
                Condensed Consolidated Statements of Income (Unaudited) For
                  the Three Months Ended March 31, 2001 and 2000............      4
                Condensed Consolidated Statement of Changes in Stockholders'
                  Equity (Unaudited) For the Three Months Ended March 31,
                  2001......................................................      5
                Condensed Consolidated Statements of Cash Flows (Unaudited)
                  For the Three Months Ended March 31, 2001 and 2000........      6
                Notes to Condensed Consolidated Financial Statements
                  (Unaudited)...............................................      8
Item 2.--Management's Discussion and Analysis of Financial Condition and
Results of Operations.......................................................     12
Item 3.--Quantitative and Qualitative Disclosures About Risk................     17
PART II--OTHER INFORMATION
Item 1.--Legal Proceedings..................................................     18
Item 6.--Exhibits and Reports on Form 8-K...................................     18
Signatures..................................................................     19
Exhibit Index...............................................................     20

NOTE: FORWARD LOOKING STATEMENTS

    Our disclosure and analysis in this report or in documents that are incorporated by reference contain some forward looking statements. Forward looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe", and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results. Although we believe that our expectations and beliefs are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that our actual results will not differ materially from our expectations or beliefs. Some of the factors that could cause our actual results to differ from our expectations or beliefs include, without limitation, the adverse effect from a decline in the securities markets or if our products' performance declines, a general downturn in the economy, changes in government policy or regulation, our inability to attract or retain key employees and unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations. These statements are provided as permitted by the Private Litigation Reform Act of 1995. We undertake no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

PART I--FINANCIAL INFORMATION

ITEM 1.--FINANCIAL STATEMENTS

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              MARCH 31, 2001   DECEMBER 31, 2000
                                                              --------------   -----------------
                                                               (UNAUDITED)
ASSETS
Cash and cash equivalents...................................    $  124,082        $   88,117
Cash and securities segregated for the exclusive benefit of
  clients...................................................       675,514           911,182
Cash and securities deposited with clearing organizations...         5,955             5,973
Securities purchased under agreements to resell.............       163,255           282,720
Receivable from brokers, dealers and clearing
  organizations.............................................     2,626,195         2,466,102
Receivable from clients.....................................       611,298           456,691
Securities owned, at market value...........................        55,075            67,688
Fees receivable.............................................        27,674            23,012
Furniture, equipment and leasehold improvements, at cost,
  net of accumulated depreciation and amortization of
  $29,411 and $26,797 at March 31, 2001 and December 31,
  2000, respectively........................................        44,978            43,089
Other assets................................................        97,179            77,189
                                                                ----------        ----------
    Total assets............................................    $4,431,205        $4,421,763
                                                                ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Bank loans................................................    $  160,000        $    3,000
  Securities sold under agreements to repurchase............       249,402           234,972
  Payable to brokers, dealers and clearing organizations....     1,980,898         1,461,267
  Payable to clients........................................     1,509,943         2,199,169
  Securities sold but not yet purchased, at market value....        19,301             9,522
  Other liabilities and accrued expenses....................        99,136           128,694
                                                                ----------        ----------
                                                                 4,018,680         4,036,624
                                                                ----------        ----------
  Subordinated liability....................................        35,000            35,000
                                                                ----------        ----------

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized; none issued at March 31, 2001 and
    December 31, 2000.......................................            --                --
  Common stock, $.01 par value; 250,000,000 shares
    authorized; 50,178,008 shares issued; 48,944,822 and
    48,803,006 shares outstanding at March 31, 2001 and
    December 31, 2000, respectively.........................           502               500
  Paid-in capital...........................................       339,923           332,870
  Retained earnings.........................................        90,316            60,971
                                                                ----------        ----------
                                                                   430,741           394,341

  Less: Treasury stock, at cost, of 1,233,186 and 1,218,914
    shares at March 31, 2001 and December 31, 2000,
    respectively............................................       (45,788)          (41,904)
    Unearned compensation...................................        (7,428)           (2,298)
                                                                ----------        ----------
    Total stockholders' equity..............................       377,525           350,139
                                                                ----------        ----------
    Total liabilities and stockholders' equity..............    $4,431,205        $4,421,763
                                                                ==========        ==========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
REVENUES:
Investment advisory and administrative fees.................  $103,292    $ 96,951
Commissions.................................................    36,693      39,828
Interest....................................................    57,708      51,025
Principal transactions in securities........................       559       5,076
Clearance fees..............................................     3,814       3,622
Other income................................................       577         838
                                                              --------    --------
    GROSS REVENUES..........................................   202,643     197,340
Interest expense............................................    47,811      41,928
                                                              --------    --------
    NET REVENUES AFTER INTEREST EXPENSE.....................   154,832     155,412
                                                              --------    --------

OPERATING EXPENSES:
Employee compensation and benefits..........................    65,572      65,933
Information technology......................................     5,450       5,221
Rent and occupancy..........................................     4,625       4,164
Brokerage, clearing and exchange fees.......................     2,702       2,843
Advertising and sales promotion.............................     2,546       2,452
Distribution and fund administration........................     4,371       4,392
Professional fees...........................................     1,964       2,277
Depreciation and amortization...............................     2,771       2,460
Other expenses..............................................     5,775       5,452
                                                              --------    --------
    TOTAL OPERATING EXPENSES................................    95,776      95,194
                                                              --------    --------
    NET INCOME BEFORE TAXES.................................    59,056      60,218
Provision for income taxes..................................    24,822      19,977
                                                              --------    --------
    NET INCOME..............................................  $ 34,234    $ 40,241
                                                              ========    ========

NET INCOME PER COMMON SHARE
  Net income per share--Basic...............................  $   0.70    $   0.81
                                                              ========    ========
  Net income per share--Diluted.............................  $   0.69    $   0.81
                                                              ========    ========
  Weighted average common shares outstanding--Basic.........    48,778      49,476
                                                              ========    ========
  Weighted average common shares outstanding--Diluted.......    49,779      49,476
                                                              ========    ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES

                      IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                 (IN THOUSANDS)

                                        COMMON    PAID-IN    RETAINED   TREASURY     UNEARNED
                                        STOCK     CAPITAL    EARNINGS    STOCK     COMPENSATION    TOTAL
                                       --------   --------   --------   --------   ------------   --------
BEGINNING BALANCE, DECEMBER 31,
2000................................     $500     $332,870   $60,971    $(41,904)     $(2,298)    $350,139
  Dividends.........................       --           --    (4,889)         --           --       (4,889)
  Acquisition of treasury stock.....       --           --        --      (7,613)          --       (7,613)
  Issuance of common stock..........        2        7,053        --       3,729       (5,635)       5,149
  Amortization of unearned
    compensation....................       --           --        --          --          505          505
  Net income........................       --           --    34,234          --           --       34,234
                                         ----     --------   -------    --------      -------     --------
ENDING BALANCE, MARCH 31, 2001......     $502     $339,923   $90,316    $(45,788)     $(7,428)    $377,525
                                         ====     ========   =======    ========      =======     ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..................................................  $  34,234   $  40,241
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities--
  Depreciation and amortization.............................      2,771       2,460
  Deferred tax benefit......................................     (1,077)     (6,097)
  Amortization of unearned compensation.....................        505          --
Net tax benefit on option exercise..........................        570          --
(Increase) decrease in operating assets--
    Cash and securities segregated for the exclusive benefit
      of clients............................................    235,668     225,112
    Cash and securities deposited with clearing
      organizations.........................................         18         (90)
    Securities purchased under agreements to resell.........    119,465    (385,427)
    Receivable from brokers, dealers and clearing
      organizations.........................................   (160,093)   (294,770)
    Receivable from clients.................................   (154,607)    (86,069)
    Securities owned, at market value.......................     12,613         923
    Fees receivable.........................................     (4,662)     (1,032)
    Other assets............................................     (2,128)      5,936
Increase (decrease) in operating liabilities--
    Bank loans..............................................    157,000      85,000
    Securities sold under agreements to repurchase..........     14,430    (138,998)
    Payable to brokers, dealers and clearing
      organizations.........................................    519,631     239,869
    Payable to clients......................................   (689,226)    258,053
    Securities sold but not yet purchased, at market
      value.................................................      9,779      26,644
    Other liabilities and accrued expenses..................    (29,558)      3,194
                                                              ---------   ---------
      Net cash provided by (used in) operating activities...     65,333     (25,051)
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchases of furniture, equipment and
    leasehold improvements..................................     (4,503)     (7,378)
  Cash paid for acquisitions................................    (14,442)         --
                                                              ---------   ---------
      Cash used in investing activities.....................    (18,945)     (7,378)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments for dividends....................................     (4,889)     (4,961)
  Issuance of common stock..................................      2,079          --
  Purchase of treasury stock................................     (7,613)     (9,445)
                                                              ---------   ---------
      Net cash used in financing activities.................    (10,423)    (14,406)
                                                              ---------   ---------
      Net increase (decrease) in cash and cash
        equivalents.........................................     35,965     (46,835)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     88,117      91,010
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 124,082   $  44,175
                                                              =========   =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest payments totaled $46,885 and $39,722 for the three months ended March 31, 2001 and 2000, respectively.

    Tax payments totaled $7,393 and $23,710 for the three months ended March 31, 2001 and 2000, respectively.

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING, INVESTING AND FINANCING
  ACTIVITIES:

    During the first three months of 2000, Neuberger Berman Inc. increased, based upon the price of its common stock at the close of business on March 31, 2000, the carrying value of the deferred tax asset relating to unvested shares in an employee defined contribution stock incentive plan by $6,097.

    In connection with an employee stock ownership plan, Neuberger Berman Inc. issued 71,264 shares of common stock, with a market value of $5,635, of which $1,586 were issued from treasury. This purchase of shares was recorded as a credit to capital stock with a corresponding debit to unearned compensation.

    As part of the purchase price for Fasciano Company, Inc., on March 23, 2001, Neuberger Berman Inc. issued 38,197 shares of common stock from treasury with a market value of $2,500.

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

    The condensed consolidated financial statements include the accounts of NBI and its subsidiaries. NBI's wholly owned subsidiaries are NB, LLC, a Delaware limited liability company, and its subsidiaries, NBMI, a New York corporation, and Neuberger Berman National Trust Company, which holds a national bank charter under the laws of the United States (collectively, the "Company"). NB, LLC's wholly owned subsidiaries are Neuberger Berman Trust Company, a non-depository trust company chartered under the New York Banking Law, Neuberger Berman Trust Company of Delaware, a non-depository limited purpose trust company chartered under the Delaware Banking Code, Neuberger Berman Trust Company of Florida, a Florida corporation authorized to engage in trust business chartered under the Florida Banking Law, and Neuberger & Berman Agency Inc., a New York corporation. Material intercompany transactions and balances have been eliminated in consolidation.

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

2. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of condensed consolidated financial condition and results of operations for the periods presented have been included. All adjustments are of a normal and recurring nature. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the related notes included in the Company's 2000 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the three months ended March 31, 2001 presentation.

3. NET CAPITAL

    NB, LLC and NBMI, as registered broker-dealers and member firms of the New York Stock Exchange, Inc. and the National Association of Securities
Dealers, Inc., respectively, are subject to the Securities and Exchange Commission's (the "SEC") Uniform Net Capital Rule 15c3-1 (the "Rule"), which requires that broker-dealers maintain a minimum level of net capital, as defined. As of March 31, 2001, NB, LLC and NBMI had net capital of approximately $169,035,000 and $23,504,000, respectively, which exceeded their requirements by approximately $146,642,000 and $23,254,000, respectively.

    The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer would be less than the amount required under the Rule. Accordingly, at

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

                                  (UNAUDITED)

3. NET CAPITAL (CONTINUED)
March 31, 2001, the payments of dividends and advances to NBI by NB, LLC and NBMI is limited to approximately $113,052,000 and $23,204,000, respectively, under the most restrictive of these requirements.

4. EARNINGS PER SHARE

    Basic earnings per common share are calculated by dividing net income by the weighted average common shares outstanding. Diluted earnings per common share are calculated by dividing net income by the total weighted average number of shares of common stock outstanding and common stock equivalents. Common stock equivalents are comprised of dilutive potential shares from stock options and certain restricted stock awards. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Diluted earnings per share is computed using the treasury stock method.

    The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2001 and 2000:

                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                         -----------------------
                                                           2001           2000
                                                         --------       --------
                                                          (IN THOUSANDS, EXCEPT
                                                             PER SHARE DATA)
Net Income.............................................  $34,234        $40,241
                                                         =======        =======
Basic weighted average shares outstanding..............   48,778         49,476
Dilutive potential shares from stock options and
  certain restricted stock awards......................    1,001             --
                                                         -------        -------
Dilutive weighted average shares outstanding...........   49,779         49,476
                                                         =======        =======
Basic earnings per share...............................  $  0.70        $  0.81
                                                         =======        =======
Diluted earnings per share.............................  $  0.69        $  0.81
                                                         =======        =======

    Options on 664,557 and 2,790,000 shares for March 31, 2001 and 2000, respectively, have been excluded from the earnings per share computation above due to their anti-dilutive effect.

5. CONTINGENCIES

    In the normal course of business, the Company is subject to various legal proceedings. In the opinion of management, based on discussions with legal counsel, the resolution of pending proceedings will not have a material adverse effect on the condensed consolidated financial condition, results of operations or liquidity of the Company.

6. INCOME TAXES

    The Company accounts for taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

                                  (UNAUDITED)

6. INCOME TAXES (CONTINUED)
reverse. Significant components of the Company's net deferred tax asset as of March 31, 2001, include compensation and benefits, depreciation and amortization and unrealized gains and losses on marketable securities. Management of the Company has not established a valuation allowance for the net deferred tax asset because they have concluded that it is more likely than not the benefit will be realized.

    The value of the Company's deferred tax asset relating to the unvested shares in the Employee Defined Contribution Stock Incentive Plan (the "Stock Incentive Plan") fluctuated with the price of the Company's stock from December 31, 1999 to March 31, 2000. In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("FIN 44"). The Company adjusted, based upon the price of its common stock at the close of business on March 31, 2000, the carrying value of the deferred tax asset that relates to unvested shares in the Stock Incentive Plan. FIN 44 became effective on July 1, 2000, and requires that the deferred tax asset be determined by the compensation expense recognized for financial reporting purposes. Accordingly, at June 30, 2000, the Company fixed the carrying value of its deferred tax asset for unvested shares in its Stock Incentive Plan, based upon the price of NBI's common stock at the close of business that day.

    The Company's effective tax rate for the period ended March 31, 2000, includes a benefit related to the upward movement in the price of the common stock for the respective measurement dates through the period ended March 31, 2000, as applied to the unvested shares in the Company's Stock Incentive Plan. The final benefit will be determined when the restricted shares vest.

7. STOCK OPTIONS

    On September 29, 1999, the Board of Directors of NBI (the "Board") approved the 1999 Neuberger Berman Inc. Long-Term Incentive Plan (the "1999 Plan") and reserved for issuance 10,000,000 shares of NBI's common stock. In addition, on September 29, 1999, the Board approved the 1999 Neuberger Berman Inc. Directors Stock Incentive Plan (the "1999 Directors Plan") and reserved for issuance 200,000 shares of NBI's common stock. On March 27, 2000, 2,760,000 non-qualified stock options ("reload options") were granted to certain employees of NBI under the 1999 Plan, 15,000 of which were subsequently forfeited. Also, on March 27, 2000, 30,000 non-qualified stock options ("reload options") were granted to certain directors of NBI under the 1999 Directors Plan. Reload options granted under the 1999 Plan and the 1999 Directors Plan provide for annual vesting ratably over five years, commencing on the first anniversary of the date of issuance.

    In accordance with the provisions of the 1999 Plan and the 1999 Directors Plan, on March 27, 2001, 20% of the reload options vested with certain amounts being exercised. The following table summarizes awards of and transactions in reload options under the Plans for the three months ended March 31, 2001:

                                                RANGE OF EXERCISE PRICES
                                ---------------------------------------------------------
                                $28.13-$32.00   $61.00-$64.23   $76.19-$79.75     TOTAL
                                -------------   -------------   -------------   ---------
BALANCE AT DECEMBER 31,
2000..........................    2,775,000             --          30,000      2,805,000
  Reload options--granted.....           --        222,326         415,000        637,326
  Reload options--exercised...     (353,258)            --              --       (353,258)
                                  ---------        -------         -------      ---------
BALANCE AT MARCH 31, 2001.....    2,421,742        222,326         445,000      3,089,068
                                  =========        =======         =======      =========

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

                                  (UNAUDITED)

8. SEGMENT INFORMATION

    Under the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Company has four reportable segments:
Private Asset Management, Mutual Fund and Institutional, Professional Securities Services and Corporate. The Private Asset Management segment provides customized investment management services for high net worth individuals, families and smaller institutions. Its revenues are principally investment advisory fees and commissions. The investment advisory and administrative services that are provided through our Mutual Fund and Institutional segment include: the management of the Neuberger Berman family of mutual funds, investment management of institutional separate account products and broker-advised products (wrap accounts). Its revenues are principally investment advisory and administrative fees and commissions. The Professional Securities Services segment provides trade execution, clearing, custody, margin financing, portfolio reporting and trust services, as well as consulting advice. The revenues derived by this segment are principally commissions, net interest, trading revenues and clearance fees. The Corporate segment reflects certain corporate results that were previously allocated primarily to the Professional Securities Services segment. Prior periods have been revised to conform with this presentation.

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

    Summarized financial information for the Company's reportable segments is presented in the following tables (in thousands):

                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                          ---------------------
                                                            2001        2000
                                                          ---------   ---------
PRIVATE ASSET MANAGEMENT
Net revenues after interest expense.....................  $ 75,850    $ 73,539
Net income before taxes.................................  $ 36,218    $ 36,685
MUTUAL FUND & INSTITUTIONAL
Net revenues after interest expense.....................  $ 55,165    $ 55,399
Net income before taxes.................................  $ 19,309    $ 16,952
PROFESSIONAL SECURITIES SERVICES
Net revenues after interest expense.....................  $ 25,681    $ 26,686
Net income before taxes.................................  $  8,511    $ 10,085
CORPORATE
Net loss after interest expense.........................  $ (1,864)   $   (212)
Net loss before taxes...................................  $ (4,982)   $ (3,504)
TOTAL
Net revenues after interest expense.....................  $154,832    $155,412
Net income before taxes.................................  $ 59,056    $ 60,218

9. SUBSEQUENT EVENTS

    On April 18, 2001, the Board of Directors of NBI declared a quarterly cash dividend on its common stock in the amount of $0.10 per share. The dividend will be payable on May 15, 2001, to stockholders of record at the close of business on May 1, 2001.

    On May 4, 2001, the Company issued $175 million principal amount at maturity of zero-coupon convertible senior notes due 2021, resulting in gross proceeds of approximately $151 million. The issue price represents a yield to maturity of 0.75% per year with an initial conversion premium of 30%.

ITEM 2.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Set forth on the following pages is management's discussion and analysis of the results of operations for the three months ended March 31, 2001 and March 31, 2000. Such information should be read in conjunction with our Condensed Consolidated Financial Statements together with the Notes to the Condensed Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS

    Our disclosure and analysis in this report or in documents that are incorporated by reference contain some forward looking statements. Forward looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe", and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results. Although we believe that our expectations and beliefs are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that our actual results will not differ materially from our expectations or beliefs. Some of the factors that could cause our actual results to differ from our expectations or beliefs include, without limitation, the adverse effect from a decline in the securities markets or if our products' performance declines, a general downturn in the economy, changes in government policy or regulation, our inability to attract or retain key employees and unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations. These statements are provided as permitted by the Private Litigation Reform Act of 1995. We undertake no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

    When we use the terms "Neuberger Berman", "we", "us", and "our", we mean Neuberger Berman Inc., a Delaware corporation, and its consolidated subsidiaries.

    When we use the term "Trust Companies", we mean Neuberger Berman National Trust Company, which holds a national bank charter under the laws of the United States; Neuberger Berman Trust Company, a non-depository trust company chartered under the New York Banking Law; Neuberger Berman Trust Company of Delaware, a non-depository limited purpose trust company chartered under the Delaware Banking Code; and Neuberger Berman Trust Company of Florida, a Florida corporation authorized to engage in trust business chartered under the Florida Banking Law.

BUSINESS ENVIRONMENT

    Major domestic equity indices dropped significantly in the first quarter of 2001, as a continuing sell-off in technology and telecommunications stocks spread to almost all sectors of the market. On a total return basis, the Dow Jones Industrial Average declined 8.01%, and the Standard & Poor's 500 Index lost 11.85%. The tech stock laden Nasdaq Composite Index suffered its worst first quarter ever, dropping 25.51%. The stock market's poor performance occurred despite three interest rate cuts by the Federal Reserve Board, which brought short term rates rate down to 5.0%, undoing the fiscal tightening of the previous year. Disappointing corporate earnings reports and doubts about an economic rebound prompted heavy selling in February and March.

    Bad news for equities was good news for bonds as investors sought the relative safety of fixed-income investments. Rising bond prices drove 10-year U.S. Treasury bond yields down to 4.92%, 20 basis points lower than where they started the year. A flight to quality and the Federal Reserve's recent interest rate cuts were the major drivers behind strong performance in the Treasury sector. While many investors are looking for further interest rate cuts as the economy teeters on the verge of recession, economic data has been mixed, creating uncertainty and exacerbating volatility in both the stock and bond markets.

    Our assets under management held up relatively well in this environment. Despite the severe drops in the major stock market indices, our assets under management at quarter-end, including those assets related to the acquisition of Fasciano Company, Inc. and the addition of three experienced money management teams, were $54.8 billion, down only 1.2% from $55.5 billion at March 31, 2000 and year-end 2000. Assets under management in our Private Asset Management segment reached a record level of $22.8 billion at quarter-end. This represents a 2.5% increase from $22.2 billion in the prior year period and a rise of 1.2% from $22.5 billion at December 31, 2000. Our Mutual Fund and Institutional segment experienced net cash inflows of $905 million in the quarter, compared to cash outflows of $1.2 billion in the prior year period and $10 million in the previous quarter.

RESULTS OF OPERATIONS

    Our business is divided functionally into three major business segments:
Private Asset Management, Mutual Fund and Institutional and Professional Securities Services. Our Private Asset Management segment provides customized investment management services for high net worth individuals, families and smaller institutions. The investment advisory and administrative services that we provide through our Mutual Fund and Institutional segment include: the management of the Neuberger Berman family of mutual funds, investment management of institutional separate account products and broker-advised products (wrap accounts). Our Professional Securities Services segment provides trade execution, clearing, custody, margin financing, portfolio reporting and trust services, as well as consulting advice. The Corporate segment reflects certain corporate results that were previously allocated primarily to our Professional Securities Services segment. Prior periods have been revised to conform with this presentation. Each of our business segments represents a grouping of financial activities and products with similar characteristics. The following tables of selected financial data present our business segments in a manner consistent with the way that we manage our businesses.

                             RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

                                          PRIVATE        MUTUAL       PROFESSIONAL
FOR THE THREE MONTHS ENDED                 ASSET        FUND AND       SECURITIES
MARCH 31, 2001                           MANAGEMENT   INSTITUTIONAL     SERVICES     CORPORATE    TOTAL
--------------                           ----------   -------------   ------------   ---------   --------
Net revenues (loss) after interest
  expense..............................   $75,850        $55,165        $25,681       $(1,864)   $154,832
Operating expenses.....................    39,632         35,856         17,170         3,118      95,776
                                          -------        -------        -------       -------    --------
Net income (loss) before taxes.........   $36,218        $19,309        $ 8,511       $(4,982)   $ 59,056
                                          =======        =======        =======       =======    ========

                                          PRIVATE        MUTUAL       PROFESSIONAL
FOR THE THREE MONTHS ENDED                 ASSET        FUND AND       SECURITIES
MARCH 31, 2000                           MANAGEMENT   INSTITUTIONAL     SERVICES     CORPORATE    TOTAL
--------------                           ----------   -------------   ------------   ---------   --------
Net revenues (loss) after interest
  expense..............................   $73,539        $55,399        $26,686       $  (212)   $155,412
Operating expenses.....................    36,854         38,447         16,601         3,292      95,194
                                          -------        -------        -------       -------    --------
Net income (loss) before taxes.........   $36,685        $16,952        $10,085       $(3,504)   $ 60,218
                                          =======        =======        =======       =======    ========

                            ASSETS UNDER MANAGEMENT
                                 (IN MILLIONS)

                                                                FOR THE THREE MONTHS ENDED
                                                              -------------------------------
                                                              MARCH 31, 2001   MARCH 31, 2000
                                                              --------------   --------------
PRIVATE ASSET MANAGEMENT
ASSETS UNDER MANAGEMENT (1)(2)..............................      $22,777          $22,214
MARKET FLOWS (1)(2)
  Net additions.............................................      $ 1,412          $    37
  Market appreciation (depreciation)........................       (1,145)             638
                                                                  -------          -------
  Total increase............................................      $   267          $   675
                                                                  =======          =======
MUTUAL FUND & INSTITUTIONAL
EQUITY SEPARATE ACCOUNTS
ASSETS UNDER MANAGEMENT.....................................      $ 6,415          $ 6,268
MARKET FLOWS
  Net additions (withdrawals)...............................      $   356          $  (324)
  Market appreciation (depreciation)........................         (343)             135
                                                                  -------          -------
  Total increase (decrease).................................      $    13          $  (189)
                                                                  =======          =======
FIXED INCOME SEPARATE ACCOUNTS
ASSETS UNDER MANAGEMENT.....................................      $ 5,310          $ 5,717
MARKET FLOWS
  Net withdrawals...........................................      $   (81)         $  (315)
  Market appreciation.......................................           93              107
                                                                  -------          -------
  Total increase (decrease).................................      $    12          $  (208)
                                                                  =======          =======
CONSULTANT SERVICES GROUP
ASSETS UNDER MANAGEMENT.....................................      $ 2,002          $ 1,764
MARKET FLOWS
  Net additions (withdrawals)...............................      $   205          $   (74)
  Market appreciation (depreciation)........................            1               (2)
                                                                  -------          -------
  Total increase (decrease).................................      $   206          $   (76)
                                                                  =======          =======
MUTUAL FUND AND SUB-ADVISED ACCOUNTS
ASSETS UNDER MANAGEMENT (1)(3)..............................      $18,298          $19,507
MARKET FLOWS (1)(3)
  Net additions (withdrawals)...............................      $   425          $  (482)
  Market appreciation (depreciation)........................       (1,607)           1,351
                                                                  -------          -------
  Total increase (decrease).................................      $(1,182)         $   869
                                                                  =======          =======
SUB-TOTAL MUTUAL FUND & INSTITUTIONAL
ASSETS UNDER MANAGEMENT (1).................................      $32,025          $33,256
MARKET FLOWS (1)
  Net additions (withdrawals)...............................      $   905          $(1,195)
  Market appreciation (depreciation)........................       (1,856)           1,591
                                                                  -------          -------
  Total increase (decrease).................................      $  (951)         $   396
                                                                  =======          =======
TOTAL
ASSETS UNDER MANAGEMENT.....................................      $54,802          $55,470
MARKET FLOWS
  Net additions (withdrawals)...............................      $ 2,317          $(1,158)
  Market appreciation (depreciation)........................       (3,001)           2,229
                                                                  -------          -------
  Total increase (decrease).................................      $  (684)         $ 1,071
                                                                  =======          =======

    NOTE 1: Segment assets under management and related market flows for prior periods have been reclassified to reflect presentation consistent with current period segment reporting.

    NOTE 2: As of March 31, 2001, Private Asset Management includes $49 million of assets invested in EMM's Fund of Funds product.

    NOTE 3: As of March 31, 2001, Mutual Fund and Sub-Advised Accounts includes $79 million of client assets invested in the Fund Advisory Service wrap mutual fund program with third party funds, a decrease of $9 million from the prior quarter.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
  2000

    We reported net income before taxes of $59.1 million for the first quarter ended March 31, 2001, representing a decrease of $1.2 million or 1.9%, compared to $60.2 million for the first quarter ended March 31, 2000. Our net revenues after interest expense were $154.8 million for the first quarter of 2001, a decrease of $0.6 million or 0.4% compared to the same period in 2000. Our first quarter results for 2001 reflect an increase in net revenues after interest expense in Private Asset Management, offset by decreases in Mutual Fund and Institutional and Professional Securities Services. Net asset additions of
$1.4 billion in Private Asset Management were partially offset by market depreciation of $1.1 billion, while Mutual Fund and Institutional's net asset additions of $0.9 billion were more than offset by $1.9 billion of market depreciation.

    PRIVATE ASSET MANAGEMENT. Our revenues after interest expense from the Private Asset Management segment increased 3.1% to $75.9 million for the first quarter of 2001, from $73.5 million for the first quarter of 2000. Our investment advisory fees increased 10.1% to $51.1 million for the first quarter of 2001, from $46.5 million for the same period in 2000, due to increases in quarterly billable assets under management, as well as fees charged to new clients as a result of attracting new money management teams and the successful efforts of the national sales force. Our commissions decreased 9.1% to $23.3 million in the first quarter of 2001, from $25.6 million in the first quarter of 2000, resulting from a decrease in transaction volume. Our net interest income decreased 9.8% to $1.3 million in the first quarter of 2001, from $1.4 million in the first quarter of 2000, due to lower client margin balances.

    MUTUAL FUND AND INSTITUTIONAL. Our Mutual Fund and Institutional net revenues after interest expense decreased 0.4% to $55.2 million for the first quarter of 2001, from $55.4 million for the first quarter of 2000. Our investment advisory and administrative fees increased 2.8% to $51.5 million for the first quarter of 2001, from $50.1 million for the same period in 2000, due primarily to an increase in average daily assets under management. Our commissions decreased 28.7% to $3.7 million in the first quarter of 2001, from $5.2 million in 2000, as a result of a decrease in transaction volume.

    PROFESSIONAL SECURITIES SERVICES. Our Professional Securities Services net revenues after interest expense decreased 3.8% to $25.7 million in the first quarter of 2001, from $26.7 million in the first quarter of 2000. Our commissions increased 7.6% to $9.7 million in the first quarter of 2001, from $9.0 million in the first quarter of 2000, as a result of increased transaction volume. Our principal transactions in securities decreased 63.7% to $1.6 million in the first quarter of 2001, from $4.5 million in the same period of 2000, primarily due to market making activity. Our net interest income increased 13.1% to $9.5 million in the first quarter of 2001, from $8.4 million in the first quarter of 2000, primarily due to firm investments in municipal bonds and money markets.

    CORPORATE. Our net loss after interest expense increased to $1.9 million in the first quarter of 2001, from $0.2 million in the first quarter of 2000, primarily as a result of a decrease in value of the corporate investment in our mutual funds.

    OPERATING EXPENSES. Our total operating expenses were $95.8 million for the first quarter ended March 31, 2001, an increase of $0.6 million or 0.6% compared to $95.2 million for the first quarter ended March 31, 2000. Employee compensation and benefits decreased slightly to $65.6 million in the first quarter of 2001, from $65.9 million in the first quarter of 2000. This was primarily due to increases in salaries and benefits and production compensation, offset by a decrease in incentive compensation. Our rent and occupancy costs increased to $4.6 million in the first quarter of 2001, up $0.5 million or 11.1% from $4.2 million in the same period of 2000, primarily due to additional costs associated with certain escalations and increased staffing levels. Our professional fees decreased to $2.0 million for the quarter ended March 31, 2001, down $0.3 million or 13.7% from $2.3 million for the quarter ended
March 31, 2000, primarily due to a decrease in consulting fees for various information technology initiatives, partially offset by an increase in fees related to the outsourcing of mutual fund administration. Depreciation and amortization increased to $2.8 million in the first quarter of 2001, up
$0.3 million or 12.6% from $2.5 million for the same period in 2000, primarily due to amortization of new leasehold improvements and goodwill, as well as depreciation resulting from expenditures on technology related equipment.

    TAXES. Our taxes increased to $24.8 million for the first quarter ended March 31, 2001, up $4.8 million from $20.0 million for the same period in 2000. The 2000 provision for income taxes included federal, state, and local taxes at an effective tax rate as a corporation of approximately 43%, less a financial statement tax benefit of $6.1 million related to the change in the price of our common stock from December 31, 1999 to March 31, 2000, in connection with our Employee Defined Contribution Stock Incentive Plan (the "Stock Incentive Plan"). In March 2000, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("FIN 44"). We adjusted, based upon the price of our common stock at the close of business on March 31, 2000, the carrying value of the deferred tax asset that related to unvested shares in our Stock Incentive Plan. FIN 44 became effective on July 1, 2000, and requires that the deferred tax asset be determined by the compensation expense recognized for financial reporting purposes. Accordingly, at June 30, 2000, we fixed the carrying value of our deferred tax asset for unvested shares in our Stock Incentive Plan, based upon the price of our common stock at the close of business that day.

CAPITAL RESOURCES AND LIQUIDITY

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

    Our cash flows provided by operating activities totaled $65.3 million for the quarter ended March 31, 2001, compared to cash flows used in operating activities of $25.1 million for the same period in 2000. The change from 2000 to 2001 is primarily attributable to client activity in professional investor clearing services, a business conducted within our Professional Securities Services segment. We expect that cash flows provided by operating activities will continue to serve as the principal source of working capital in our near future.

    Our cash flows used in investing activities totaled $18.9 million for the quarter ended March 31, 2001, compared to $7.4 million for the same period in 2000. The increase in 2001 is primarily due to the acquisitions of Executive Monetary Management, Inc. and Fasciano Company, Inc.

    Our cash flows used in financing activities totaled $10.4 million for the quarter ended March 31, 2001, compared to $14.4 million for the same period in 2000. The decrease from 2000 is primarily attributable to the issuance of common stock and lower treasury stock repurchases in 2001.

    On May 4, 2001, we issued $175 million principal amount at maturity of zero-coupon convertible senior notes due 2021, resulting in gross proceeds of approximately $151 million. The issue price represents a yield to maturity of 0.75% per year with an initial conversion premium of 30%. Each $1,000 principal amount at maturity of the convertible securities is convertible into 9.2586 shares of our common stock upon the occurrence of any of the following events:
i) the closing prices of our stock on the New York Stock Exchange exceed specified levels; ii) we elect to redeem the convertible securities; iii) we take certain corporate actions, such as the declaration of an extraordinary dividend; and iv) the credit rating by Standard and Poor's is below investment grade. We may redeem the convertible securities for cash on or after May 4, 2006, at their accreted value. We may be required to repurchase the convertible securities at the accreted value thereof, at the option of the holders on May 4 of 2002, 2004, 2006, 2011 and 2016. We may choose to pay for such repurchases in cash or shares of our common stock. We will use the proceeds of the offering for general corporate purposes, which may include share repurchases. In connection with the offering, we received a BBB+ rating from Standard and Poor's. This credit rating enables us opportunistically to access the capital markets for additional liquidity should the need arise.

    It is our policy to monitor and evaluate continuously the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for broker-dealers prescribed by the Securities and Exchange Commission (the "SEC") and other regulatory authorities. At March 31, 2001, our regulatory net capital exceeded the minimum requirement by approximately
$170 million. The SEC's Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. In addition, the debt covenants related to Neuberger Berman, LLC's outstanding $35 million subordinated note include certain covenants that limit the percentage by which the aggregate unpaid principal amount of subordinated liabilities exceed total regulatory capital and impose a dollar amount below which total ownership equity cannot fall. We believe that our cash flows from operations, existing committed and uncommitted lines of credit and the net proceeds from our recently completed debt offering will be more than adequate to meet our anticipated capital requirements and debt and other obligations as they come due.

    Our Board of Directors have authorized repurchases of up to $125 million of our common stock. The acquired shares may be used for corporate purposes, including stock option awards and shares issued to employees under our employee stock purchase plans. As of March 31, 2001, 1,378,158 shares had been repurchased for approximately $51 million. The source of the funds for these purchases was internally generated.

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

    Equity price risk generally means the risk of loss that may result from the potential change in the value of a financial instrument as a result of absolute and relative price movements, price volatility or changes in liquidity, over which we have no control. Our market making activities expose our capital to potential equity price risk. To mitigate this risk, we impose strict investment limits on both the trading desk and individual traders. Moreover, our monthly average net long position for our market making activities was $1.3 million during the quarter ended March 31, 2001 and $2.1 million during the quarter ended March 31, 2000.

PART II--OTHER INFORMATION

ITEM 1.--LEGAL PROCEEDINGS

    In the normal course of business, we are subject to various legal proceedings. However, in our management's opinion, based on currently available information, there are no legal proceedings pending against us that would have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 6.--EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS:

           The following exhibits are filed as part of this Quarterly Report, or where indicated, were previously filed and are hereby incorporated by reference;

       4.3 Trust Indenture dated as of May 4, 2001, by and between Neuberger Berman Inc. and The Bank of New York (Filed herewith)

       4.4 Registration Rights Agreement dated as of May 4, 2001, by and between Neuberger Berman Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (Filed herewith)

    (B) REPORTS ON FORM 8-K:

    1.  FORM 8-K DATED JANUARY 26, 2001, ITEMS 5, 7 AND 9

Exhibits:

Exhibit 99.1  Press release with respect to the appointment of Robert
              Matza, Executive Vice President and Chief Administrative
              Officer, as Chief Operating Officer

Exhibit 99.2 Press release with respect to declaration of fourth quarter dividend

Exhibit 99.3 Press release with respect to the discretionary repurchase of common stock

Financial Statements:

Exhibit 99.4  Results of Operations for the three months ended December
              31, 2000

    2.  FORM 8-K DATED FEBRUARY 2, 2001, ITEMS 5 AND 7

Exhibits:

Exhibit 99.1 Press release with respect to the appointment of a new member to the Board of Directors

    3.  FORM 8-K DATED MARCH 7, 2001, ITEMS 5 AND 7

Exhibits:

Exhibit 99.1  Press release with respect to the acquisition of Executive
              Monetary Management Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       NEUBERGER BERMAN INC.

                                                       By:               /s/ ROBERT MATZA
                                                            -----------------------------------------
MAY 15, 2001

                                                                        Name: Robert Matza
                                                                  Title: CHIEF OPERATING OFFICER

                                                       By:            /s/ MATTHEW S. STADLER
                                                            -----------------------------------------
May 15, 2001

                                                                     Name: Matthew S. Stadler
                                                                  Title: CHIEF FINANCIAL OFFICER
                                                                   (PRINCIPAL FINANCIAL OFFICER
                                                                AND PRINCIPAL ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

EXHIBIT NO.             EXHIBIT
---------------------   -------
Exhibit 4.3             Trust Indenture dated as of May 4, 2001, by and between
                          Neuberger Berman Inc. and The Bank of New York

Exhibit 4.4             Registration Rights Agreement dated as of May 4, 2001, by
                          and between Neuberger Berman Inc. and Merrill Lynch & Co.,
                          Merrill Lynch, Pierce, Ferner & Smith Incorporated