Form 10-Q
period 2001-06-30
NEUBERGER BERMAN INC
filed 2001-08-13
CIK 1068144

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

                        FOR QUARTER ENDED JUNE 30, 2001

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

                                 Yes / / No / /

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock,

                       as of the latest practicable date.

47,105,411 shares of Common Stock, par value $.01 per share, were outstanding on
                                 July 31, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             NEUBERGER BERMAN INC.

                                   FORM 10-Q

                                     INDEX

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION

Item 1.--Financial Statements...............................         3

              Condensed Consolidated Statements of Financial Condition As
                of June 30, 2001 (Unaudited) and December 31, 2000........         3

              Condensed Consolidated Statements of Income (Unaudited) For
                the Three and Six Months Ended June 30, 2001 and 2000.....         4

              Condensed Consolidated Statements of Changes in
                Stockholders' Equity (Unaudited) For the Three Months
                Ended March 31, 2001 and June 30, 2001....................         5

              Condensed Consolidated Statements of Cash Flows (Unaudited)
                For the Six Months Ended June 30, 2001 and 2000...........         6

              Notes to Condensed Consolidated Financial Statements
                (Unaudited)...............................................         8

Item 2.-- Management's Discussion and Analysis of Financial
Condition and
          Results of Operations.............................        15

Item 3.--Quantitative and Qualitative Disclosures About
  Risk......................................................        26

PART II--OTHER INFORMATION

Item 1.--Legal Proceedings..................................        26

Item 6.--Exhibits and Reports on Form 8-K...................        26

Signatures..................................................        28

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

PART I--FINANCIAL INFORMATION

ITEM 1.--FINANCIAL STATEMENTS

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              JUNE 30, 2001   DECEMBER 31, 2000
                                                              -------------   -----------------
                                                               (UNAUDITED)
ASSETS
Cash and cash equivalents...................................    $  293,958        $   88,117
Cash and securities segregated for the exclusive benefit of
  clients...................................................       316,520           911,182
Cash and securities deposited with clearing organizations...         5,996             5,973
Securities purchased under agreements to resell.............       115,278           282,720
Receivable from brokers, dealers and clearing
  organizations.............................................     2,420,280         2,466,102
Receivable from clients.....................................       527,977           456,691
Securities owned, at market value...........................        99,244            67,688
Fees receivable.............................................        25,713            23,012
Furniture, equipment and leasehold improvements, at cost,
  net of accumulated depreciation and amortization of
  $32,281 and $26,797 at June 30, 2001 and December 31,
  2000, respectively........................................        46,237            43,089
Other assets................................................        87,015            77,189
                                                                ----------        ----------
    Total assets............................................    $3,938,218        $4,421,763
                                                                ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Bank loans................................................    $    2,000        $    3,000
  Securities sold under agreements to repurchase............       201,580           234,972
  Payable to brokers, dealers and clearing organizations....     1,573,898         1,461,267
  Payable to clients........................................     1,443,584         2,199,169
  Securities sold but not yet purchased, at market value....        32,419             9,522
  Other liabilities and accrued expenses....................       102,154           128,694
                                                                ----------        ----------
                                                                 3,355,635         4,036,624
                                                                ----------        ----------
  Long-term debt............................................       150,869                --
                                                                ----------        ----------
  Subordinated liability....................................        35,000            35,000
                                                                ----------        ----------
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized; none issued at June 30, 2001 and December
    31, 2000................................................            --                --
  Common stock, $.01 par value; 250,000,000 shares
    authorized; 50,201,237 and 50,021,920 shares issued at
    June 30, 2001 and December 31, 2000, respectively;
    48,811,854 and 48,803,006 shares outstanding at June 30,
    2001 and December 31, 2000, respectively................           502               500
  Paid-in capital...........................................       341,026           332,870
  Retained earnings.........................................       119,101            60,971
                                                                ----------        ----------
                                                                   460,629           394,341
Less: Treasury stock, at cost, of 1,389,383 and 1,218,914
      shares at June 30, 2001 and December 31, 2000,
      respectively..........................................       (56,713)          (41,904)
     Unearned compensation..................................        (7,202)           (2,298)
                                                                ----------        ----------
    Total stockholders' equity..............................       396,714           350,139
                                                                ----------        ----------
    Total liabilities and stockholders' equity..............    $3,938,218        $4,421,763
                                                                ==========        ==========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                      JUNE 30,                         JUNE 30,
                                             ---------------------------       -------------------------
                                               2001              2000            2001            2000
                                             ---------         ---------       ---------       ---------
REVENUES:
  Investment advisory and administrative
    fees...................................  $102,603          $100,580        $205,895        $197,531
  Commissions..............................    38,188            33,241          74,881          73,069
  Interest.................................    44,594            56,809         102,302         107,834
  Principal transactions in securities.....       997             3,698           1,556           8,774
  Clearance fees...........................     2,994             3,276           6,808           6,898
  Other income.............................     1,290             1,613           1,867           2,451
                                             --------          --------        --------        --------
    GROSS REVENUES.........................   190,666           199,217         393,309         396,557
  Interest expense.........................    33,632            47,407          81,443          89,335
                                             --------          --------        --------        --------
    NET REVENUES AFTER INTEREST EXPENSE....   157,034           151,810         311,866         307,222
                                             --------          --------        --------        --------
OPERATING EXPENSES:
  Employee compensation and benefits.......    65,199            61,307         130,771         127,240
  Information technology...................     5,470             6,005          10,920          11,226
  Rent and occupancy.......................     4,883             4,454           9,508           8,618
  Brokerage, clearing and exchange fees....     3,054             2,202           5,756           5,045
  Advertising and sales promotion..........     3,177             1,202           5,723           3,654
  Distribution and fund administration.....     4,953             4,448           9,324           8,840
  Professional fees........................     2,736             2,819           4,700           5,096
  Depreciation and amortization............     3,192             2,060           5,963           4,520
  Other expenses...........................     6,196             5,709          11,971          11,161
                                             --------          --------        --------        --------
    TOTAL OPERATING EXPENSES...............    98,860            90,206         194,636         185,400
                                             --------          --------        --------        --------
    NET INCOME BEFORE TAXES................    58,174            61,604         117,230         121,822
  Provision for income taxes...............    24,490            22,899          49,312          42,876
                                             --------          --------        --------        --------
    NET INCOME.............................  $ 33,684          $ 38,705        $ 67,918        $ 78,946
                                             ========          ========        ========        ========
NET INCOME PER COMMON SHARE
  Net income per share--Basic..............  $   0.69          $   0.79        $   1.39        $   1.60
                                             ========          ========        ========        ========
  Net income per share--Diluted............  $   0.68          $   0.78        $   1.37        $   1.60
                                             ========          ========        ========        ========
  Weighted average common shares
    outstanding--Basic.....................    48,856            49,174          48,817          49,325
                                             ========          ========        ========        ========
  Weighted average common shares
    outstanding--Diluted...................    49,718            49,473          49,749          49,475
                                             ========          ========        ========        ========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES

                      IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                 (IN THOUSANDS)

                                            FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND JUNE 30, 2001
                                        -------------------------------------------------------------------
                                         COMMON    PAID-IN    RETAINED   TREASURY     UNEARNED
                                         STOCK     CAPITAL    EARNINGS    STOCK     COMPENSATION    TOTAL
                                        --------   --------   --------   --------   ------------   --------
BEGINNING BALANCE, DECEMBER 31,
  2000................................    $500     $332,870   $ 60,971   $(41,904)     $(2,298)    $350,139
  Dividends...........................      --           --     (4,889)        --           --       (4,889)
  Acquisition of treasury stock.......      --           --         --     (7,613)          --       (7,613)
  Issuance of common stock............       2        7,053         --      3,729       (5,635)       5,149
  Amortization of unearned
    compensation......................      --           --         --         --          505          505
  Net income..........................      --           --     34,234         --           --       34,234
                                          ----     --------   --------   --------      -------     --------
ENDING BALANCE, MARCH 31, 2001........     502      339,923     90,316    (45,788)      (7,428)     377,525
  Dividends...........................      --           --     (4,899)        --           --       (4,899)
  Acquisition of treasury stock.......      --           --         --    (11,183)          --      (11,183)
  Issuance of common stock............      --        1,103         --        258         (445)         916
  Amortization of unearned
    compensation......................      --           --         --         --          671          671
  Net income..........................      --           --     33,684         --           --       33,684
                                          ----     --------   --------   --------      -------     --------
ENDING BALANCE, JUNE 30, 2001.........    $502     $341,026   $119,101   $(56,713)     $(7,202)    $396,714
                                          ====     ========   ========   ========      =======     ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)

                                                               FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..................................................  $  67,918   $  78,946
Adjustments to reconcile net income to net cash provided by
  operating activities--
  Depreciation and amortization.............................      6,184       4,520
  Deferred tax benefit......................................     14,744      (9,750)
  Amortization of unearned compensation.....................      1,176          --
  Interest accretion on long-term debt......................        203          --
Net tax benefit on option exercise..........................        695          --
(Increase) decrease in operating assets--
  Cash and securities segregated for the exclusive benefit
    of clients..............................................    594,662     320,783
  Cash and securities deposited with clearing
    organizations...........................................        (23)        (64)
  Securities purchased under agreements to resell...........    167,442     520,270
  Receivable from brokers, dealers and clearing
    organizations...........................................     45,822    (302,679)
  Receivable from clients...................................    (71,286)   (406,721)
  Securities owned, at market value.........................    (31,556)     (1,459)
  Fees receivable...........................................     (2,702)     (2,705)
  Other assets..............................................     (3,903)      3,474
Increase (decrease) in operating liabilities--
  Bank loans................................................     (1,000)    171,000
  Securities sold under agreements to repurchase............    (33,392)   (221,944)
  Payable to brokers, dealers and clearing organizations....    112,631     319,462
  Payable to clients........................................   (755,585)   (444,365)
  Securities sold but not yet purchased, at market value....     22,897      35,546
  Other liabilities and accrued expenses....................    (26,540)    (15,946)
                                                              ---------   ---------
    Net cash provided by operating activities...............    108,387      48,368
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of furniture, equipment and leasehold
  improvements..............................................     (8,632)    (12,894)
Cash paid for acquisitions..................................    (14,446)         --
                                                              ---------   ---------
    Cash used in investing activities.......................    (23,078)    (12,894)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for dividends......................................     (9,788)     (4,919)
Issuance of common stock....................................      2,870          --
Purchase of treasury stock..................................    (18,796)    (20,479)
Net proceeds from issuance of long-term debt................    146,246          --
                                                              ---------   ---------
    Net cash provided by (used in) financing activities.....    120,532     (25,398)
                                                              ---------   ---------
    Net increase in cash and cash equivalents...............    205,841      10,076
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     88,117      91,010
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 293,958   $ 101,086
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

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest payments totaled $83,144 and $87,161 for the six months ended June 30, 2001 and 2000, respectively.

    Tax payments totaled $42,343 and $62,881 for the six months ended June 30, 2001 and 2000, respectively.

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING, INVESTING AND FINANCING
  ACTIVITIES:

    During the first six months of 2000, Neuberger Berman Inc. increased, based upon the price of its common stock at the close of business on June 30, 2000, the carrying value of the deferred tax asset relating to unvested shares in an employee defined contribution stock incentive plan by $9,750.

    As part of the purchase price for the assets of Fasciano Company, Inc., on March 23, 2001, Neuberger Berman Inc. issued 38,197 shares of restricted common stock from treasury with a market value of $2,500.

    In connection with an employee stock ownership plan, Neuberger Berman Inc. issued, for the six months ended June 30, 2001, 80,105 shares of common stock, with a market value of $6,244, of which $1,914 were issued from treasury. This purchase of shares was recorded as a credit to capital stock with a corresponding debit to unearned compensation. In addition, 2,080 shares of common stock were forfeited during the second quarter with a market value of $164. This forfeiture of shares was recorded as a debit to capital stock with corresponding credits to unearned and earned compensation.

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

    The condensed consolidated financial statements include the accounts of NBI and its subsidiaries. NBI's significant wholly owned subsidiaries are NB, LLC, a Delaware limited liability company, NBMI, a New York corporation, and Neuberger Berman National Trust Company, which holds a national bank charter under the laws of the United States (collectively, the "Company"). Material intercompany transactions and balances have been eliminated in consolidation.

    The Company is a registered investment adviser and a registered broker-dealer, providing investment management services to high net worth clients, mutual funds, and institutional clients. As a registered investment adviser, the Company manages equity, fixed income, balanced, socially responsive, and international portfolios for individuals, families, endowments, foundations, trusts and employee benefit plans. In addition, the Company advises the Neuberger Berman family of funds. As a registered broker-dealer, the Company executes securities transactions for its clients and others and provides prime brokerage and correspondent clearing services to other firms.

2. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of condensed consolidated financial condition and results of operations for the periods presented have been included. All adjustments are of a normal and recurring nature. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the related notes included in the Company's 2000 Annual Report on Form 10-K and the condensed consolidated financial statements and the related notes included in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001. Certain prior period amounts have been reclassified to conform to the three and six months ended June 30, 2001 presentation.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142, which becomes effective on July 1, 2001 for acquisitions after June 30, 2001 and on January 1, 2002 for acquisitions prior to July 1, 2001, states that goodwill is no longer subject to amortization over its estimated useful life, but will be assessed for impairment. In addition, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. For the three and six months ended June 30, 2001, net income excluding goodwill amortization would have been $33,870 and $68,195, respectively. As of June 30, 2001, the Company does not anticipate any goodwill impairment charges in the future.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

                                  (UNAUDITED)

4. LONG-TERM DEBT

    On May 4, 2001, the Company issued $175 million principal amount at maturity of zero-coupon convertible senior notes due 2021, resulting in net proceeds of approximately $146 million. The issue price represents a yield to maturity of 0.75% per year, which is accounted for under the effective interest rate method. Each $1,000 principal amount at maturity of the convertible securities is convertible into 9.2586 shares (13.8879 shares on a post-split basis--see
Note 9) of the Company's common stock upon the occurrence of any of the following events: i) the closing prices of the Company's stock on the New York Stock Exchange, Inc. ("NYSE") exceed specified levels; ii) the Company elects to redeem the convertible securities; iii) the Company takes certain corporate actions, such as the declaration of an extraordinary dividend; and iv) the credit rating by Standard and Poor's is below investment grade. The Company may redeem the convertible securities for cash on or after May 4, 2006, at their accreted value. The Company may be required to repurchase the convertible securities at the accreted value thereof, at the option of the holders on May 4 of 2002, 2004, 2006, 2011 and 2016. The Company may choose to pay for such repurchases in cash or shares of its common stock.

5. NET CAPITAL

    NB, LLC and NBMI, as registered broker-dealers and member firms of the NYSE and the National Association of Securities Dealers, Inc., respectively, are subject to the Securities and Exchange Commission's (the "SEC") Uniform Net Capital Rule 15c3-1 (the "Rule"), which requires that broker-dealers maintain a minimum level of net capital, as defined. As of June 30, 2001, NB, LLC and NBMI had net capital of approximately $192,117,000 and $14,451,000, respectively, which exceeded their requirements by approximately $167,612,000 and $14,201,000, respectively.

    The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer would be less than the amount required under the Rule. Accordingly, at June 30, 2001, the payments of dividends and advances to NBI by NB, LLC and NBMI is limited to approximately $130,854,000 and $14,151,000, respectively, under the most restrictive of these requirements.

6. EARNINGS PER SHARE

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

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

                                  (UNAUDITED)

6. EARNINGS PER SHARE (CONTINUED)
    The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2001 and 2000:

                                                         FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                            ENDED JUNE 30,         ENDED JUNE 30,
                                                        ----------------------   -------------------
                                                          2001          2000       2001       2000
                                                        --------      --------   --------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Income............................................  $33,684       $38,705    $67,918    $78,946
                                                        =======       =======    =======    =======
Basic weighted average shares outstanding.............   48,856        49,174     48,817     49,325
Dilutive potential shares from stock options and
  certain restricted stock awards.....................      862           299        932        150
                                                        -------       -------    -------    -------
Dilutive weighted average shares outstanding..........   49,718        49,473     49,749     49,475
                                                        =======       =======    =======    =======
Basic earnings per share..............................  $  0.69       $  0.79    $  1.39    $  1.60
                                                        =======       =======    =======    =======
Diluted earnings per share............................  $  0.68       $  0.78    $  1.37    $  1.60
                                                        =======       =======    =======    =======

    Options on 425,487 shares for the three months ended June 30, 2001 and options on 435,487 and 700,000 shares for the six months ended June 30, 2001 and 2000, respectively, have been excluded from the earnings per share computation above due to their anti-dilutive effect. In addition, 1,620,255 shares related to the conversion feature of the zero-coupon convertible senior notes have been excluded from the earnings per share computation above for the three months ended June 30, 2001 due to their anti-dilutive effect.

7. CONTINGENCIES

    In the normal course of business, the Company is subject to various legal proceedings. In the opinion of management, based on discussions with legal counsel, the resolution of pending proceedings will not have a material adverse effect on the condensed consolidated financial condition, results of operations or liquidity of the Company.

8. INCOME TAXES

    The Company accounts for taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company's net deferred tax asset as of June 30, 2001, include compensation and benefits, depreciation and amortization, and unrealized gains and losses on marketable securities. Management of the Company has not established a valuation allowance for the net deferred tax asset because they have concluded that it is more likely than not the benefit will be realized.

    The value of the Company's deferred tax asset relating to the unvested shares in the Employee Defined Contribution Stock Incentive Plan (the "Stock Incentive Plan") fluctuated with the price of the Company's stock from December 31, 1999 to June 30, 2000. In March 2000, the FASB issued FASB

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

                                  (UNAUDITED)

8. INCOME TAXES (CONTINUED)
Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("FIN 44"). The Company adjusted, based upon the price of its common stock at the close of business on June 30, 2000, the carrying value of the deferred tax asset that relates to unvested shares in the Stock Incentive Plan. FIN 44 became effective on July 1, 2000, and requires that the deferred tax asset be determined by the compensation expense recognized for financial reporting purposes. Accordingly, at June 30, 2000, the Company fixed the carrying value of its deferred tax asset for unvested shares in its Stock Incentive Plan, based upon the price of NBI's common stock at the close of business that day.

    The Company's effective tax rate for the period ended June 30, 2000, includes a benefit related to the upward movement in the price of the common stock for the respective measurement dates through the period ended June 30, 2000, as applied to the unvested shares in the Company's Stock Incentive Plan. The final benefit will be determined when the restricted shares vest.

9. STOCK OPTIONS

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

    In accordance with the provisions of the 1999 Plan and the 1999 Directors Plan, on March 27, 2001, 20% of the options awarded on March 27, 2000 vested with certain amounts being exercised. The following table summarizes awards of and transactions in options under the Plans for the three months ended
March 31, 2001 and June 30, 2001:

                                                     RANGE OF EXERCISE PRICES
                                   -------------------------------------------------------------
                                   $28.13-$32.00   $61.00-$64.23   $67.55-$73.65   $76.19-$82.93     TOTAL
                                   -------------   -------------   -------------   -------------   ---------
BALANCE AT DECEMBER 31, 2000.....    2,775,000             --             --           30,000      2,805,000
  Options granted................           --        222,326             --          415,000        637,326
  Options exercised..............     (353,258)            --             --               --       (353,258)
                                     ---------        -------         ------          -------      ---------
BALANCE AT MARCH 31, 2001........    2,421,742        222,326             --          445,000      3,089,068
  Options granted................           --          3,238         14,742            1,791         19,771
  Options exercised..............      (33,000)            --             --               --        (33,000)
  Options forfeited..............      (40,000)        (1,147)            --          (21,304)       (62,451)
                                     ---------        -------         ------          -------      ---------
BALANCE AT JUNE 30, 2001.........    2,348,742        224,417         14,742          425,487      3,013,388
                                     =========        =======         ======          =======      =========

10. SEGMENT INFORMATION

    The Company has four reportable segments: Private Asset Management, Mutual Fund and Institutional, Professional Securities Services and Corporate. The Private Asset Management segment provides customized investment management services for high net worth individuals, families and smaller institutions. Its revenues are principally investment advisory fees and commissions. The

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

                                  (UNAUDITED)

10. SEGMENT INFORMATION (CONTINUED)
investment advisory and administrative services that are provided through our Mutual Fund and Institutional segment include: the management of the Neuberger Berman family of mutual funds, investment management of institutional separate account products and broker-advised products (wrap accounts). Its revenues are principally investment advisory and administrative fees and commissions. The Professional Securities Services segment provides trade execution, clearing, custody, margin financing, portfolio reporting and trust services, as well as consulting advice. The revenues derived by this segment are principally commissions, net interest, trading revenues and clearance fees. The Corporate segment reflects certain corporate results that were previously allocated primarily to the Professional Securities Services segment. Prior periods have been revised to conform with this presentation.

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

    Summarized financial information for the Company's reportable segments is presented in the following tables (in thousands):

                                                      FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                         ENDED JUNE 30,         ENDED JUNE 30,
                                                      ---------------------   -------------------
                                                        2001        2000        2001       2000
                                                      ---------   ---------   --------   --------
PRIVATE ASSET MANAGEMENT
Net revenues after interest expense.................  $ 73,539    $ 72,002    $149,389   $145,541
Net income before taxes.............................  $ 34,251    $ 35,802    $ 71,156   $ 73,501
MUTUAL FUND & INSTITUTIONAL
Net revenues after interest expense.................  $ 57,064    $ 54,064    $112,229   $109,463
Net income before taxes.............................  $ 20,477    $ 18,766    $ 40,238   $ 35,718
PROFESSIONAL SECURITIES SERVICES
Net revenues after interest expense.................  $ 27,474    $ 26,418    $ 53,155   $ 53,104
Net income before taxes.............................  $  9,356    $ 10,740    $ 17,867   $ 20,825
CORPORATE
Net loss after interest expense.....................  $ (1,043)   $   (674)   $ (2,907)  $   (886)
Net loss before taxes...............................  $ (5,910)   $ (3,704)   $(12,031)  $ (8,222)
TOTAL
Net revenues after interest expense.................  $157,034    $151,810    $311,866   $307,222
Net income before taxes.............................  $ 58,174    $ 61,604    $117,230   $121,822

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

                                  (UNAUDITED)

11. SUBSEQUENT EVENTS

    On July 5, 2001, former principals and certain employees of the Company completed the sale of 3,937,966 shares of NBI common stock in an underwritten offering for $68 per share (less the underwriters' discount and expenses). The Company did not receive any proceeds from the offering.

    On July 6, 2001, NBI repurchased an aggregate of 1,600,600 shares of its common stock from a limited number of its former principals for approximately $103 million. This repurchase was funded by a portion of the net proceeds from NBI's recently completed debt offering.

    On July 23, 2001, the Board of Directors of NBI declared a three-for-two stock split in the Company's common stock in the form of a 50% stock dividend, payable on August 16, 2001, to stockholders of record on August 1, 2001. In addition, the Board of Directors also approved an increase in the quarterly cash dividend to $0.075 per share on a split adjusted basis, payable on August 16, 2001, to stockholders of record on August 1, 2001.

    The following tables set forth the Company's pro forma stockholders' equity as of June 30, 2001 and December 31, 2000, as well as pro forma net income per common share for the three and six months ended June 30, 2001 and 2000, as adjusted to reflect the three-for-two stock split:

                                                                          PRO FORMA
                                                              ---------------------------------
                                                              JUNE 30, 2001   DECEMBER 31, 2000
                                                              -------------   -----------------
                                                                       (IN THOUSANDS,
                                                                     EXCEPT SHARE DATA)
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized; none issued at June 30, 2001 and December
    31, 2000................................................    $     --          $     --
  Common stock, $.01 par value; 250,000,000 shares
    authorized; 75,301,855 and 75,032,880 shares issued at
    June 30, 2001 and December 31, 2000, respectively;
    73,217,781 and 73,204,509 shares outstanding at June 30,
    2001 and December 31, 2000, respectively................         753               750
  Paid-in capital...........................................     340,775           332,620
  Retained earnings.........................................     119,101            60,971
                                                                --------          --------
                                                                 460,629           394,341
Less: Treasury stock, at cost of 2,084,074 and 1,828,371
      shares at June 30, 2001 and December 31, 2000,
      respectively..........................................     (56,713)          (41,904)
     Unearned compensation..................................      (7,202)           (2,298)
                                                                --------          --------
    Total stockholders' equity..............................    $396,714          $350,139
                                                                ========          ========

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES

                                  (UNAUDITED)

11. SUBSEQUENT EVENTS (CONTINUED)

                                                                         PRO FORMA
                                                        --------------------------------------------
                                                         FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                            ENDED JUNE 30,         ENDED JUNE 30,
                                                        ----------------------   -------------------
                                                          2001          2000       2001       2000
                                                        --------      --------   --------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET INCOME............................................  $33,684       $38,705    $67,918    $78,946
                                                        =======       =======    =======    =======
NET INCOME PER COMMON SHARE
  Net income per share--Basic.........................  $  0.46       $  0.53    $  0.93    $  1.07
                                                        =======       =======    =======    =======
  Net income per share--Diluted.......................  $  0.45       $  0.52    $  0.91    $  1.06
                                                        =======       =======    =======    =======
  Weighted average common shares outstanding--Basic...   73,283        73,761     73,226     73,988
                                                        =======       =======    =======    =======
  Weighted average common shares
    outstanding--Diluted..............................   74,577        74,209     74,623     74,212
                                                        =======       =======    =======    =======

ITEM 2.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Set forth on the following pages is management's discussion and analysis of the results of operations for the three and six months ended June 30, 2001 and June 30, 2000. Such information should be read in conjunction with our Condensed Consolidated Financial Statements together with the Notes to the Condensed Consolidated Financial Statements.

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

BUSINESS ENVIRONMENT

    Rebounding from steep losses in the first three months of the year, most U.S. equity markets posted respectable gains for the second quarter of 2001. The Dow Jones Industrial Average rose 6.73%, and the Standard & Poor's 500 Index gained 5.85%. The technology-laden Nasdaq Composite Index jumped 17.53%, as speculative excesses began to unwind. Intent on rekindling the economic growth it had tried so hard to contain last year, the Federal Reserve Board continued to slash interest rates, cutting the Federal Funds rate to 3.75%. Since the beginning of the year, the Federal Reserve has cut rates by 2.75%. Both growth and value stocks did well across the board during the period, particularly those in the small- and mid-cap category, with growth indexes outperforming their value counterparts in all three capitalization ranges.

    In the fixed income market, yields on the long end of the Treasury curve rose steadily in anticipation of the Federal Reserve's interest rate cuts. As investors moved to the short end of the yield curve, declining bond prices pushed the yield on the 10-year U.S. Treasury bond up 49 basis points to 5.41% as of June 30, from 4.92% at the end of March. Investors generally favored spread sectors during the period, as yields between the 10-year U.S. Treasury bond and comparable corporate bonds narrowed. Relative stability and competitive tax-free yields in the municipal bond market continued to attract investor attention and provide an attractive alternative to taxable investments. On the inflation front, some investors have become concerned that the Federal Reserve's aggressive rate cuts may turn the economy around too quickly. Others believe, however, that high unemployment and lower commodity costs (aside from the energy sector) will keep rising labor costs and price inflation in check.

    Despite the uncertain economic and market environment, efforts to grow our assets under management have been successful. Assets under management at quarter-end reached $58.2 billion, up almost $4 billion from $54.4 billion at June 30, 2000 and up 6.3% from $54.8 billion at March 31, 2001. Assets under management in our Private Asset Management segment reached a historical quarterly high of $24.3 billion at quarter end. This represents an 11.3% increase from $21.8 billion in the prior year period and a rise of 6.5% from $22.8 billion at the end of the prior quarter. Assets under management in our Mutual Fund and Institutional segment also grew, reaching $34.0 billion at quarter end, a 4.2% increase from $32.6 billion at June 30, 2000 and a 6.1% rise from $32.0 billion at the end of the previous quarter. The segment recorded net cash inflows of $9 million in the quarter versus net cash outflows of $209 million in the period last year.

RECENT DEVELOPMENTS

    On July 5, 2001, former principals and certain of our employees completed the sale of 3,937,966 shares of NBI common stock in an underwritten offering for $68 per share (less the underwriters' discount and expenses). We did not receive any proceeds from the offering. Following the completion of the secondary offering, on July 6, 2001, we repurchased an aggregate of 1,600,600 shares of our common stock from a limited number of our former principals who did not participate in the offering for a price per share equal to the net proceeds received by selling stockholders in the secondary offering.

    On July 23, 2001, our Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend, payable on August 16, 2001, to stockholders of record on August 1, 2001. In addition, our Board of Directors also approved an increase in the quarterly dividend to $0.075 per share on a split adjusted basis.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                             RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

                                          PRIVATE        MUTUAL       PROFESSIONAL
FOR THE THREE MONTHS ENDED                 ASSET        FUND AND       SECURITIES
JUNE 30, 2001                            MANAGEMENT   INSTITUTIONAL     SERVICES     CORPORATE    TOTAL
--------------------------               ----------   -------------   ------------   ---------   --------
Net revenues (loss) after interest
  expense..............................   $73,539        $57,064        $27,474       $(1,043)   $157,034
Operating expenses.....................    39,288         36,587         18,118         4,867      98,860
                                          -------        -------        -------       -------    --------
Net income (loss) before taxes.........   $34,251        $20,477        $ 9,356       $(5,910)   $ 58,174
                                          =======        =======        =======       =======    ========

                                          PRIVATE        MUTUAL       PROFESSIONAL
FOR THE THREE MONTHS ENDED                 ASSET        FUND AND       SECURITIES
JUNE 30, 2000                            MANAGEMENT   INSTITUTIONAL     SERVICES     CORPORATE    TOTAL
--------------------------               ----------   -------------   ------------   ---------   --------
Net revenues (loss) after interest
  expense..............................   $72,002        $54,064        $26,418       $  (674)   $151,810
Operating expenses.....................    36,200         35,298         15,678         3,030      90,206
                                          -------        -------        -------       -------    --------
Net income (loss) before taxes.........   $35,802        $18,766        $10,740       $(3,704)   $ 61,604
                                          =======        =======        =======       =======    ========

                            ASSETS UNDER MANAGEMENT
                                 (IN MILLIONS)

                                                               FOR THE THREE MONTHS ENDED
                                                              -----------------------------
                                                              JUNE 30, 2001   JUNE 30, 2000
                                                              -------------   -------------
PRIVATE ASSET MANAGEMENT
ASSETS UNDER MANAGEMENT, BEGINNING OF PERIOD................     $22,777         $22,213
                                                                 -------         -------
  Net additions.............................................     $    82         $   196
  Market appreciation (depreciation)........................       1,394            (613)
                                                                 -------         -------
    Total increase (decrease)...............................       1,476            (417)
                                                                 -------         -------
ASSETS UNDER MANAGEMENT, END OF PERIOD(1)...................     $24,253         $21,796
                                                                 =======         =======
MUTUAL FUND & INSTITUTIONAL
EQUITY SEPARATE ACCOUNTS
ASSETS UNDER MANAGEMENT, BEGINNING OF PERIOD................     $ 6,415         $ 6,268
                                                                 -------         -------
  Net withdrawals...........................................     $   (12)        $   (38)
  Market appreciation.......................................         407             135
                                                                 -------         -------
    Total increase..........................................         395              97
                                                                 -------         -------
ASSETS UNDER MANAGEMENT, END OF PERIOD......................     $ 6,810         $ 6,365
                                                                 =======         =======
FIXED INCOME SEPARATE ACCOUNTS
ASSETS UNDER MANAGEMENT, BEGINNING OF PERIOD................     $ 5,310         $ 5,717
                                                                 -------         -------
  Net withdrawals...........................................     $   (69)        $  (219)
  Market appreciation.......................................          39              13
                                                                 -------         -------
    Total decrease..........................................         (30)           (206)
                                                                 -------         -------
ASSETS UNDER MANAGEMENT, END OF PERIOD......................     $ 5,280         $ 5,511
                                                                 =======         =======
CONSULTANT SERVICES GROUP
ASSETS UNDER MANAGEMENT, BEGINNING OF PERIOD................     $ 2,002         $ 1,764
                                                                 -------         -------
  Net additions (withdrawals)...............................     $   241         $   (50)
  Market appreciation.......................................          34              14
                                                                 -------         -------
    Total increase (decrease)...............................         275             (36)
                                                                 -------         -------
ASSETS UNDER MANAGEMENT, END OF PERIOD......................     $ 2,277         $ 1,728
                                                                 =======         =======
MUTUAL FUND AND SUB-ADVISED ACCOUNTS
ASSETS UNDER MANAGEMENT, BEGINNING OF PERIOD................     $18,298         $19,508
                                                                 -------         -------
  Net additions (withdrawals)...............................     $  (151)        $    98
  Market appreciation (depreciation)........................       1,469            (600)
                                                                 -------         -------
    Total increase (decrease)...............................       1,318            (502)
                                                                 -------         -------
ASSETS UNDER MANAGEMENT, END OF PERIOD(2)...................     $19,616         $19,006
                                                                 =======         =======
SUB-TOTAL MUTUAL FUND & INSTITUTIONAL
ASSETS UNDER MANAGEMENT, BEGINNING OF PERIOD................     $32,025         $33,257
                                                                 -------         -------
  Net additions (withdrawals)...............................     $     9         $  (209)
  Market appreciation (depreciation)........................       1,949            (438)
                                                                 -------         -------
    Total increase (decrease)...............................       1,958            (647)
                                                                 -------         -------
ASSETS UNDER MANAGEMENT, END OF PERIOD......................     $33,983         $32,610
                                                                 =======         =======
TOTAL
ASSETS UNDER MANAGEMENT, BEGINNING OF PERIOD................     $54,802         $55,470
                                                                 -------         -------
  Net additions (withdrawals)...............................     $    91         $   (13)
  Market appreciation (depreciation)........................       3,343          (1,051)
                                                                 -------         -------
    Total increase (decrease)...............................       3,434          (1,064)
                                                                 -------         -------
ASSETS UNDER MANAGEMENT, END OF PERIOD......................     $58,236         $54,406
                                                                 =======         =======

------------------------------

NOTE 1: As of June 30, 2001, Private Asset Management includes $47 million of assets invested in Executive Monetary Management, Inc.'s Fund of Funds product.

NOTE 2: As of June 30, 2001, Mutual Fund and Sub-Advised Accounts includes
        $96 million of client assets invested in the Fund Advisory Service wrap mutual fund program with third party funds, an increase of $20 million from the prior period.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

    We reported net income before taxes of $58.2 million for the second quarter ended June 30, 2001, representing a decrease of $3.4 million or 5.6%, compared to $61.6 million for the second quarter ended June 30, 2000. Our net revenues after interest expense were $157.0 million for the second quarter ended
June 30, 2001, an increase of $5.2 million or 3.4% compared to $151.8 million for the same period in 2000. Our second quarter results for 2001 reflect an increase in net revenues after interest expense in Private Asset Management, Mutual Fund and Institutional and Professional Securities Services, which were slightly offset by a larger net loss after interest expense in our Corporate segment. Assets under management reached $58.2 billion at June 30, 2001, up
$3.8 billion or 7.0% when compared to $54.4 billion for the same period in 2000, primarily due to market appreciation in both Private Asset Management and Mutual Fund and Institutional.

    PRIVATE ASSET MANAGEMENT. Our net revenues after interest expense from the Private Asset Management segment increased 2.1% to $73.5 million for the second quarter of 2001, from $72.0 million for the second quarter of 2000. Despite a 2.5% increase in assets under management from $22.2 billion at March 31, 2000 (the billable base for the second quarter of 2000) to $22.8 billion at March 31, 2001 (the billable base for the second quarter of 2001), our investment advisory fees increased only 0.2% to $48.7 million for the second quarter of 2001, from $48.6 million for the same period in 2000. This is primarily attributable to a greater inflow of billable assets during the second quarter of 2000 then the levels experienced in the same quarter of 2001. Our commissions increased 4.0% to $23.0 million in the second quarter of 2001, from $22.1 million in the second quarter of 2000, resulting from an increase in transaction volume. Our net interest income increased 30.8% to $1.6 million in the second quarter of 2001, from $1.2 million in the second quarter of 2000 resulting from lower interest rates on client free credit balances.

    MUTUAL FUND AND INSTITUTIONAL. Our Mutual Fund and Institutional net revenues after interest expense increased 5.5% to $57.1 million for the second quarter of 2001, from $54.1 million for the second quarter of 2000. Our investment advisory and administrative fees increased 1.5% to $52.2 million for the second quarter of 2001, from $51.5 million for the same period in 2000, due primarily to an increase in average daily assets under management in our mutual funds. Our commissions increased 80.2% to $4.8 million in the second quarter of 2001, from $2.6 million in 2000, as a result of an increase in transaction volume.

    PROFESSIONAL SECURITIES SERVICES. Our net revenues after interest expense from the Professional Securities Services segment increased 4.0% to $27.5 million for the second quarter of 2001, from $26.4 million for the second quarter of 2000. Our investment advisory fees increased 239.1% to $1.6 million for the second quarter of 2001, from $0.5 million for the same period of 2000, due primarily to a full quarter's fees from our recent acquisition of Executive Monetary Management, Inc. Our commissions increased 23.1% to $10.4 million in the second quarter of 2001, from $8.5 million in the second quarter of 2000, as a result of an increase in transaction volume. Our net gain resulting from principal transactions decreased 80.4% to $0.8 million in the second quarter of 2001, from $4.0 million in the same period of 2000, primarily due to a decline in market making activity related to a combination of the drop in the Nasdaq market and the narrowing of transaction spreads as result of the continued implementation of the decimalization program. Our net interest income increased 18.1% to $10.6 million in the second quarter of 2001, from $8.9 million in the same period of 2000, primarily due to increases in margin debit balances related to our prime brokerage business and to increased net interest income in our securities lending operations.

    CORPORATE. Our net loss after interest expense increased to $1.0 million in the second quarter of 2001, from $0.7 million in the second quarter of 2000, primarily as a result of higher interest expense resulting from our recently completed debt offering, partially offset by an increase in the value of the corporate investment in our mutual funds.

    OPERATING EXPENSES. Our total operating expenses were $98.9 million for the second quarter of 2001, an increase of $8.7 million or 9.6% when compared to $90.2 million for the second quarter of 2000. Employee compensation and benefits increased to $65.2 million in the second quarter of 2001, up $3.9 million or 6.3% from $61.3 million for the same period in 2000. This was primarily due to increases in salaries, benefits and production compensation, which were partially offset by a decrease to incentive compensation. Our rent and occupancy costs increased to $4.9 million in the second quarter of 2001, up $0.4 million or 9.6% from $4.5 million in the same period of 2000, primarily due to additional costs associated with expansion in our principal place of business and increases in escalations. Our brokerage, clearing and exchange fees increased to $3.1 million in the second quarter of 2001, up $0.9 million or 38.7% from $2.2 million in the same period of 2000, primarily due to increased transaction volume. Our advertising and sales promotion costs increased to $3.2 million in the second quarter of 2001, up $2.0 million or 164.3% from $1.2 million in the same period of 2000, primarily due to an increased commitment to corporate branding through our new print advertising campaign. Our distribution and fund administration expenses increased to $5.0 million in the second quarter of 2001, up $0.5 million or 11.4% from $4.4 million in the same period of 2000, primarily due to increased fund administration expenses paid to third party administrators. Depreciation and amortization increased to $3.2 million in the second quarter of 2001, up $1.1 million or 55.0% from $2.1 million in the same period of 2000, primarily due to amortization of new leasehold improvements and goodwill, as well as depreciation resulting from technology related expenditures.

    TAXES. Our taxes increased to $24.5 million for the second quarter ended June 30, 2001, up $1.6 million from $22.9 million for the same period in 2000. The 2000 provision for income taxes included federal, state, and local taxes at an effective tax rate of approximately 43%, less a financial statement tax benefit of $3.7 million related to the change in the price of our common stock from March 31, 2000 to June 30, 2000, in connection with our Employee Defined Contribution Stock Incentive Plan (the "Stock Incentive Plan"). In March 2000, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("FIN 44"). We adjusted, based upon the price of our common stock at the close of business on June 30, 2000, the carrying value of the deferred tax asset that related to unvested shares in our Stock Incentive Plan. FIN 44 became effective on July 1, 2000, and requires that the deferred tax asset be determined by the compensation expense recognized for financial reporting purposes. Accordingly, at June 30, 2000, we fixed the carrying value of our deferred tax asset for unvested shares in our Stock Incentive Plan, based upon the price of our common stock at the close of business that day.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                             RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

                                          PRIVATE        MUTUAL       PROFESSIONAL
FOR THE SIX MONTHS ENDED                   ASSET        FUND AND       SECURITIES
JUNE 30, 2001                            MANAGEMENT   INSTITUTIONAL     SERVICES     CORPORATE    TOTAL
------------------------                 ----------   -------------   ------------   ---------   --------
Net revenues (loss) after interest
  expense..............................   $149,389       $112,229       $53,155      $ (2,907)   $311,866
Operating expenses.....................     78,233         71,991        35,288         9,124     194,636
                                          --------       --------       -------      --------    --------
Net income (loss) before taxes.........   $ 71,156       $ 40,238       $17,867      $(12,031)   $117,230
                                          ========       ========       =======      ========    ========

                                          PRIVATE        MUTUAL       PROFESSIONAL
FOR THE SIX MONTHS ENDED                   ASSET        FUND AND       SECURITIES
JUNE 30, 2000                            MANAGEMENT   INSTITUTIONAL     SERVICES     CORPORATE    TOTAL
------------------------                 ----------   -------------   ------------   ---------   --------
Net revenues (loss) after interest
  expense..............................   $145,541       $109,463       $53,104       $  (886)   $307,222
Operating expenses.....................     72,040         73,745        32,279         7,336     185,400
                                          --------       --------       -------       -------    --------
Net income (loss) before taxes.........   $ 73,501       $ 35,718       $20,825       $(8,222)   $121,822
                                          ========       ========       =======       =======    ========

                            ASSETS UNDER MANAGEMENT
                                 (IN MILLIONS)

                                                                FOR THE SIX MONTHS ENDED
                                                              -----------------------------
                                                              JUNE 30, 2001   JUNE 30, 2000
                                                              -------------   -------------
PRIVATE ASSET MANAGEMENT
ASSETS UNDER MANAGEMENT, BEGINNING OF PERIOD................     $22,510         $21,539
                                                                 -------         -------
  Net additions.............................................     $ 1,494         $   233
  Market appreciation.......................................         249              24
                                                                 -------         -------
    Total increase..........................................       1,743             257
                                                                 -------         -------
ASSETS UNDER MANAGEMENT, END OF PERIOD(1)...................     $24,253         $21,796
                                                                 =======         =======
MUTUAL FUND & INSTITUTIONAL
EQUITY SEPARATE ACCOUNTS
ASSETS UNDER MANAGEMENT, BEGINNING OF PERIOD................     $ 6,402         $ 6,458
                                                                 -------         -------
  Net additions (withdrawals)...............................     $   344         $  (363)
  Market appreciation.......................................          64             270
                                                                 -------         -------
    Total increase (decrease)...............................         408             (93)
                                                                 -------         -------
ASSETS UNDER MANAGEMENT, END OF PERIOD......................     $ 6,810         $ 6,365
                                                                 =======         =======
FIXED INCOME SEPARATE ACCOUNTS
ASSETS UNDER MANAGEMENT, BEGINNING OF PERIOD................     $ 5,298         $ 5,924
                                                                 -------         -------
  Net withdrawals...........................................     $  (150)        $  (534)
  Market appreciation.......................................         132             121
                                                                 -------         -------
    Total decrease..........................................         (18)           (413)
                                                                 -------         -------
ASSETS UNDER MANAGEMENT, END OF PERIOD......................     $ 5,280         $ 5,511
                                                                 =======         =======
CONSULTANT SERVICES GROUP
ASSETS UNDER MANAGEMENT, BEGINNING OF PERIOD................     $ 1,796         $ 1,839
                                                                 -------         -------
  Net additions (withdrawals)...............................     $   446         $  (123)
  Market appreciation.......................................          35              12
                                                                 -------         -------
    Total increase (decrease)...............................         481            (111)
                                                                 -------         -------
ASSETS UNDER MANAGEMENT, END OF PERIOD......................     $ 2,277         $ 1,728
                                                                 =======         =======
MUTUAL FUND AND SUB-ADVISED ACCOUNTS
ASSETS UNDER MANAGEMENT, BEGINNING OF PERIOD................     $19,480         $18,639
                                                                 -------         -------
  Net additions (withdrawals)...............................     $   274         $  (385)
  Market appreciation (depreciation)........................        (138)            752
                                                                 -------         -------
    Total increase..........................................         136             367
                                                                 -------         -------
ASSETS UNDER MANAGEMENT, END OF PERIOD(2)...................     $19,616         $19,006
                                                                 =======         =======
SUB-TOTAL MUTUAL FUND & INSTITUTIONAL
ASSETS UNDER MANAGEMENT, BEGINNING OF PERIOD................     $32,976         $32,860
                                                                 -------         -------
  Net additions (withdrawals)...............................     $   914         $(1,405)
  Market appreciation.......................................          93           1,155
                                                                 -------         -------
    Total increase (decrease)...............................       1,007            (250)
                                                                 -------         -------
ASSETS UNDER MANAGEMENT, END OF PERIOD......................     $33,983         $32,610
                                                                 =======         =======
TOTAL
ASSETS UNDER MANAGEMENT, BEGINNING OF PERIOD................     $55,486         $54,399
                                                                 -------         -------
  Net additions (withdrawals)...............................     $ 2,408         $(1,172)
  Market appreciation.......................................         342           1,179
                                                                 -------         -------
    Total increase..........................................       2,750               7
                                                                 -------         -------
ASSETS UNDER MANAGEMENT, END OF PERIOD......................     $58,236         $54,406
                                                                 =======         =======

------------------------------

NOTE 1: As of June 30, 2001, Private Asset Management includes $47 million of assets invested in Executive Monetary Management Inc.'s Fund of Funds product.

NOTE 2: As of June 30, 2001, Mutual Fund and Sub-Advised Accounts includes
        $96 million of client assets invested in the Fund Advisory Service wrap mutual fund program with third party funds, an increase of $20 million from the prior period.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

    We reported net income before taxes of $117.2 million for the six months ended June 30, 2001, representing a decrease of $4.6 million or 3.8%, compared to $121.8 million for the six months ended June 30, 2000. Our net revenues after interest expense were $311.9 million for the six months ended June 30, 2001, an increase of $4.6 million or 1.5% compared to $307.2 million for the same period in 2000. Our six month results for 2001 reflect increases in net revenues after interest expense in Private Asset Management, Mutual Fund and Institutional and Professional Securities Services, which were partially offset by a larger net loss after interest expense in our Corporate segment. Net asset additions of $1.5 billion were recorded in Private Asset Management during the first six months of 2001, which established a new record asset level of $24.3 billion at June 30, 2001. Mutual Fund and Institutional recorded net asset additions of $0.9 billion during the first six months of 2001 versus net asset outflows of $1.4 billion in the same period in 2000.

    PRIVATE ASSET MANAGEMENT. Our net revenues after interest expense from the Private Asset Management segment increased 2.6% to $149.4 million for the first six months of 2001, from $145.5 million for the first six months of 2000. Our investment advisory fees increased 5.0% to $99.9 million for the first six months of 2001, from $95.1 million for the same period in 2000, due to increases in quarterly billable assets under management, as well as fees charged to new clients obtained through new money management teams and the successful efforts of the national sales force. Our commissions decreased 3.1% to $46.3 million in the first six months of 2001, from $47.8 million in the first six months of 2000, resulting from a decrease in transaction volume. Our net interest income increased 8.9% to $2.9 million in the first six months of 2001, from $2.7 million in the first six months of 2000, due to a combination of higher client margin balances in the first quarter of 2001 and lower interest rates on client free credit balances.

    MUTUAL FUND AND INSTITUTIONAL. Our net revenues after interest expense from the Mutual Fund and Institutional segment increased 2.5% to $112.2 million for the first six months of 2001, from $109.5 million for the first six months of 2000. Our investment advisory and administrative fees increased 2.1% to $103.8 million for the first six months of 2001, from $101.6 million for the same period in 2000, due primarily to an increase in average daily assets under management in our mutual funds. Our commissions increased 8.1% to $8.4 million in the first six months of 2001, from $7.8 million for the same period in 2000, as a result of an increase in transaction volume.

    PROFESSIONAL SECURITIES SERVICES. Our net revenues after interest expense from the Professional Securities Services segment increased 0.1% to $53.2 million for the first six months of 2001, from $53.1 million for the first six months of 2000. Our investment advisory fees increased 168.7% to $2.3 million for the first six months of 2001, from $0.8 million for the same period of 2000, due primarily to fees generated from our recent acquisition of Executive Monetary Management, Inc. Our commissions increased 15.1% to
$20.1 million in the first six months of 2001, from $17.5 million in the first six months of 2000, as a result of an increase in transaction volume. Our net gain resulting from principal transactions decreased 71.6% to $2.4 million in the first six months of 2001, from $8.5 million in the same period of 2000, primarily due to a decline in market making activity related to a combination of the drop in the Nasdaq market and the narrowing of transaction spreads as a result of the continued implementation of the decimalization program. Our net interest income increased 15.6% to $20.0 million in the first six months of 2001, from $17.3 million in the same period of 2000, primarily due to increases in margin debit balances related to our prime brokerage business and to increased net interest income in our securities lending operations.

    CORPORATE. Our net loss after interest expense increased to $2.9 million in the first six months of 2001, from $0.9 million in the first six months of 2000, primarily as a result of a decrease in value of the corporate investment in our mutual funds and an increase in interest expense resulting from our recently completed debt offering.

    OPERATING EXPENSES. Our total operating expenses were $194.6 for the first six months of 2001, an increase of $9.2 million or 5.0% when compared to $185.4 million for the first six months of 2000. Employee compensation and benefits increased to $130.8 million in the first six months of 2001, up
$3.5 million or 2.8% from $127.2 million for the same period in 2000. This was primarily due to increases in salaries, benefits and production compensation, which were partially offset by a decrease in incentive compensation. Our rent and occupancy costs increased to $9.5 million in the first six months of 2001, up $0.9 million or 10.3% from $8.6 million in the same period of 2000, primarily due to additional costs associated with expansion in our principal place of business and increases in escalations. Our brokerage, clearing and exchange fees increased to $5.8 million in the first six months of 2001, up $0.7 million or 14.1% from $5.0 million in the same period of 2000, primarily due to increased transaction volume. Our advertising and sales promotion costs increased to $5.7 million in the first six months of 2001, up $2.1 million or 56.6% from $3.7 million in the same period of 2000, primarily due to an increased commitment to corporate branding through our new print advertising campaign. Depreciation and amortization increased to $6.0 million in the first six months of 2001, up $1.4 million or 31.9% from $4.5 million in the same period of 2000, primarily due to amortization of new leasehold improvements and goodwill, as well as depreciation resulting from technology related expenditures.

    TAXES. Our taxes increased to $49.3 million for the first six months of 2001, up $6.4 million or 15.0% from $42.9 million in the same period for 2000. The 2000 provision for income taxes included federal, state, and local taxes at an effective tax rate of approximately 43%, less a financial statement tax benefit of $9.8 million related to the change in the price of our common stock from December 31, 1999 to June 30, 2000, in connection with our Employee Defined Contribution Stock Incentive Plan (the "Stock Incentive Plan"). In March 2000, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("FIN 44"). We adjusted, based upon the price of our common stock at the close of business on June 30, 2000, the carrying value of the deferred tax asset that related to unvested shares in our Stock Incentive Plan. FIN 44 became effective on July 1, 2000, and requires that the deferred tax asset be determined by the compensation expense recognized for financial reporting purposes. Accordingly, at June 30, 2000, we fixed the carrying value of our deferred tax asset for unvested shares in our Stock Incentive Plan, based upon the price of our common stock at the close of business that day.

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

    Our financial condition is highly liquid with the majority of our assets readily convertible to cash. Our receivables from and payables to brokers, dealers and clearing organizations represent either current open transactions that settle within a few days or the activity of securities lending that is collateralized and normally can be closed out within a few days. Our receivables from and payables to clients arise in the normal course of business in connection with cash and margin securities transactions. These client receivables are secured by securities held as collateral.

    Our cash flows provided by operating activities totaled $108.4 million for the six months ended June 30, 2001, compared to $48.4 million for the same period in 2000. The change from 2000 to 2001 is primarily attributable to client activity in professional investor clearing services, a business conducted within our Professional Securities Services segment. We expect that cash flows provided by operating activities will continue to serve as the principal source of working capital in our near future.

    Our cash flows used in investing activities totaled $23.1 million for the six months ended June 30, 2001, compared to $12.9 million for the same period in 2000. The increase in 2001 is primarily due to the acquisitions of Executive Monetary Management, Inc. and Fasciano Company, Inc.

    Our cash flows provided by financing activities totaled $120.5 million for the six months ended June 30, 2001, compared to cash flows used in financing activities of $25.4 million for the same period in 2000. The change from 2000 to 2001 is primarily attributable to the proceeds received from the issuance of long-term debt.

    On May 4, 2001, we issued $175 million principal amount at maturity of zero-coupon convertible senior notes due 2021, resulting in net proceeds of approximately $146 million. The issue price represents a yield to maturity of 0.75% per year, which is accounted for under the effective interest rate method. Each $1,000 principal amount at maturity of the convertible securities is convertible into 9.2586 shares (13.8879 shares on a post-split basis--see
Note 9 in Notes To Condensed Consolidated Financial Statements) of our common stock upon the occurrence of any of the following events: i) the closing prices of our stock on the New York Stock Exchange exceed specified levels; ii) we elect to redeem the convertible securities; iii) we take certain corporate actions, such as the declaration of an extraordinary dividend; and iv) the credit rating by Standard and Poor's is below investment grade. We may redeem the convertible securities for cash on or after May 4, 2006, at their accreted value. We may be required to repurchase the convertible securities at the accreted value thereof, at the option of the holders on May 4 of 2002, 2004, 2006, 2011 and 2016. We may choose to pay for such repurchases in cash or shares of our common stock. We used the proceeds of the offering for general corporate purposes, including share repurchases. In connection with the offering, we received a BBB+ rating from Standard and Poor's. This credit rating enables us opportunistically to access the capital markets for additional liquidity should the need arise.

    It is our policy to monitor and evaluate continuously the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for broker-dealers prescribed by the Securities and Exchange Commission (the "SEC") and other regulatory authorities. At June 30, 2001, our regulatory net capital exceeded the minimum requirement by approximately
$182 million. The SEC's Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. In addition, the debt covenants related to Neuberger Berman, LLC's outstanding $35 million subordinated note include certain covenants that limit the percentage by which the aggregate unpaid principal amount of subordinated liabilities exceed total regulatory capital and impose a dollar amount below which total ownership equity cannot fall. We believe that our cash flows from operations and existing committed and uncommitted lines of credit will be more than adequate to meet our anticipated capital requirements and debt and other obligations as they come due.

    Our Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including stock option awards and shares issued to employees under our employee stock purchase plans. As of July 31, 2001, we had repurchased 3,256,758 shares of common stock (including the 1,600,600 shares we repurchased on July 6, 2001 from a limited number of our former principals) since the inception of our common stock repurchase programs for an aggregate of approximately $172 million. We used cash flows from operations and the proceeds from our recently completed debt offering to fund the purchases of these shares. As of July 31, 2001, authorizations for the repurchase of up to $78 million of our common stock remain available.

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

    Equity price risk generally means the risk of loss that may result from the potential change in the value of a financial instrument as a result of absolute and relative price movements, price volatility or changes in liquidity, over which we have no control. Our market making activities expose our capital to potential equity price risk. To mitigate this risk, we impose strict investment limits on both the trading desk and individual traders. Moreover, our monthly average net long position for our market making activities were $1.0 million and $1.3 million during the three months ended June 30, 2001 and 2000, respectively, and $1.1 million and $1.7 million during the six months ended June 30, 2001 and 2000, respectively.

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

ITEM 6.--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

    (b) Reports on Form 8-K:

           1.    Form 8-K filed April 5, 2001, Items 5 and 7.
                 Exhibits:
                 Exhibit 99.1 Press Release with respect to the acquisition of the assets of Fasciano Company, Inc.

           2.    Form 8-K filed April 24, 2001, Items 5 and 7.
                 Exhibits and Financial Statements:
                 Exhibit 99.1 Press release with respect to Results of Operations for the three months ended March 31, 2001.

                 Exhibit 99.2 Press release with respect to declaration of
                              first quarter dividend.

           3.    Form 8-K filed May 2, 2001, Items 7 and 9.
                 Exhibits:
                 Exhibit 99.1 Press release with respect to a purchase agreement for the sale of $151 million principal amount at maturity of zero coupon convertible senior notes.

           4.    Form 8-K filed June 6, 2001, Items 7 and 9.
                 Exhibits:
                 Exhibit 99.1 Press release with respect to assets under management for the two-month period ending May 31, 2001.

           5.    Form 8-K Filed June 29, 2001, Items 7 and 9.
                 Exhibits:
                 Exhibit 99.1 Press release with respect to the pricing of a secondary public offering of common stock.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       NEUBERGER BERMAN INC.

August 13, 2001                                        By:               /s/ ROBERT MATZA
                                                            -----------------------------------------
                                                                           Robert Matza
                                                                     CHIEF OPERATING OFFICER

August 13, 2001                                        By:            /s/ MATTHEW S. STADLER
                                                            -----------------------------------------
                                                                        Matthew S. Stadler
                                                                     CHIEF FINANCIAL OFFICER
                                                                   (PRINCIPAL FINANCIAL OFFICER
                                                                AND PRINCIPAL ACCOUNTING OFFICER)