Form 10-Q
period 2001-09-30
NEUBERGER BERMAN INC
filed 2001-11-13
CIK 1068144

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

                      FOR QUARTER ENDED SEPTEMBER 30, 2001

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

70,373,655 shares of Common Stock, par value $.01 per share, were outstanding on
                               October 31, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             NEUBERGER BERMAN INC.
                                   FORM 10-Q
                                     INDEX

                                                                           PAGE
                                                                         --------
PART I--FINANCIAL INFORMATION

Item 1.--Financial Statements..........................................      2

           Condensed Consolidated Statements of Financial Condition As
             of September 30, 2001 (Unaudited) and December 31, 2000...      2

           Condensed Consolidated Statements of Income (Unaudited) For
             the Three and Nine Months Ended September 30, 2001 and
             2000......................................................      3

           Condensed Consolidated Statements of Changes in
             Stockholders' Equity (Unaudited) For the Three Months
             Ended March 31, 2001, June 30, 2001 and September 30,
             2001......................................................      4

           Condensed Consolidated Statements of Cash Flows (Unaudited)
             For the Nine Months Ended September 30, 2001 and 2000.....      5

           Notes to Condensed Consolidated Financial Statements
             (Unaudited)...............................................      7

Item 2.--Management's Discussion and Analysis of Financial Condition
and Results of Operations..............................................     12

Item 3.--Quantitative and Qualitative Disclosures About Risk...........     22

PART II--OTHER INFORMATION

Item 1.--Legal Proceedings.............................................     22

Item 6.--Exhibits and Reports on Form 8-K..............................     22

Signatures.............................................................     23

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

PART I--FINANCIAL INFORMATION

ITEM 1.--FINANCIAL STATEMENTS

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                                              ------------------   -----------------
                                                                 (UNAUDITED)
ASSETS
Cash and cash equivalents...................................      $  151,281           $   88,117
Cash and securities segregated for the exclusive benefit of
  clients...................................................         713,445              911,182
Cash and securities deposited with clearing organizations...          14,469                5,973
Securities purchased under agreements to resell.............         194,613              282,720
Receivable from brokers, dealers and clearing
  organizations.............................................       2,067,994            2,466,102
Receivable from clients.....................................         353,350              456,691
Securities owned, at market value...........................          76,950               67,688
Fees receivable.............................................          26,362               23,012
Furniture, equipment and leasehold improvements, at cost,
  net of accumulated depreciation and amortization of
  $35,359 and $26,797 at September 30, 2001 and December 31,
  2000, respectively........................................          46,319               43,089
Other assets................................................          89,739               77,189
                                                                  ----------           ----------
    Total assets............................................      $3,734,522           $4,421,763
                                                                  ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Bank loans................................................      $       --           $    3,000
  Securities sold under agreements to repurchase............         194,819              234,972
  Payable to brokers, dealers and clearing organizations....       1,550,171            1,461,267
  Payable to clients........................................       1,388,322            2,199,169
  Securities sold but not yet purchased, at market value....          17,175                9,522
  Other liabilities and accrued expenses....................          96,716              128,694
                                                                  ----------           ----------
                                                                   3,247,203            4,036,624
                                                                  ----------           ----------
  Long-term debt............................................         151,137                   --
                                                                  ----------           ----------
  Subordinated liability....................................          35,000               35,000
                                                                  ----------           ----------

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized; none issued at September 30, 2001 and
    December 31, 2000.......................................              --                   --
  Common stock, $.01 par value; 250,000,000 shares
    authorized; 75,304,311 and 75,032,880 shares issued at
    September 30, 2001 and December 31, 2000, respectively;
    70,395,902 and 73,204,509 shares outstanding at
    September 30, 2001 and December 31, 2000,
    respectively............................................             502                  500
  Paid-in capital...........................................         341,160              332,870
  Retained earnings.........................................         147,265               60,971
                                                                  ----------           ----------
                                                                     488,927              394,341
Less: Treasury stock, at cost, of 4,908,409 and 1,828,371
      shares at September 30, 2001 and December 31, 2000,
      respectively..........................................        (180,729)             (41,904)
     Unearned compensation..................................          (7,016)              (2,298)
                                                                  ----------           ----------
    Total stockholders' equity..............................         301,182              350,139
                                                                  ----------           ----------
    Total liabilities and stockholders' equity..............      $3,734,522           $4,421,763
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

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         FOR THE THREE         FOR THE NINE
                                                         MONTHS ENDED          MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------------   -------------------
                                                        2001       2000       2001       2000
                                                      --------   --------   --------   --------
REVENUES:
  Investment advisory and administrative fees.......  $106,974   $101,108   $312,869   $298,639
  Commissions.......................................    32,136     33,179    107,017    106,248
  Interest..........................................    32,850     54,294    135,152    162,128
  Principal transactions in securities..............      (226)     1,774      1,330     10,548
  Clearance fees....................................     3,196      3,193     10,004     10,091
  Other income......................................       800      1,782      2,667      4,233
                                                      --------   --------   --------   --------
    GROSS REVENUES..................................   175,730    195,330    569,039    591,887
  Interest expense..................................    25,870     43,680    107,313    133,015
                                                      --------   --------   --------   --------
    NET REVENUES AFTER INTEREST EXPENSE.............   149,860    151,650    461,726    458,872
                                                      --------   --------   --------   --------
OPERATING EXPENSES:
  Employee compensation and benefits................    58,981     59,228    189,752    186,468
  Information technology............................     5,701      5,503     16,621     16,729
  Rent and occupancy................................     5,556      4,523     15,064     13,141
  Brokerage, clearing and exchange fees.............     3,071      2,446      8,827      7,491
  Advertising and sales promotion...................     1,337      1,311      7,060      4,965
  Distribution and fund administration..............     4,870      5,343     14,194     14,183
  Professional fees.................................     3,534      2,774      8,234      7,870
  Depreciation and amortization.....................     3,398      2,907      9,361      7,427
  Other expenses....................................     5,608      5,637     17,579     16,798
                                                      --------   --------   --------   --------
    TOTAL OPERATING EXPENSES........................    92,056     89,672    286,692    275,072
                                                      --------   --------   --------   --------
    NET INCOME BEFORE TAXES.........................    57,804     61,978    175,034    183,800
  Provision for income taxes........................    24,335     26,713     73,647     69,589
                                                      --------   --------   --------   --------
    NET INCOME......................................  $ 33,469   $ 35,265   $101,387   $114,211
                                                      ========   ========   ========   ========

NET INCOME PER COMMON SHARE
  Net income per share--Basic.......................     $0.47      $0.48      $1.40      $1.55
                                                      ========   ========   ========   ========
  Net income per share--Diluted.....................     $0.47      $0.47      $1.38      $1.54
                                                      ========   ========   ========   ========
  Weighted average common shares
    outstanding--Basic..............................    70,568     73,417     72,330     73,795
                                                      ========   ========   ========   ========
  Weighted average common shares
    outstanding--Diluted............................    71,722     74,542     73,646     74,322
                                                      ========   ========   ========   ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                      IN STOCKHOLDERS' EQUITY (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       FOR THE THREE MONTHS ENDED MARCH 31, 2001,
                                                                          JUNE 30, 2001 AND SEPTEMBER 30, 2001
                                                          --------------------------------------------------------------------
                                                           COMMON    PAID-IN    RETAINED   TREASURY      UNEARNED
                                                           STOCK     CAPITAL    EARNINGS     STOCK     COMPENSATION    TOTAL
                                                          --------   --------   --------   ---------   ------------   --------
BEGINNING BALANCE, DECEMBER 31, 2000....................    $500     $332,870   $ 60,971   $ (41,904)    $(2,298)     $350,139
  Dividends.............................................      --           --     (4,889)         --          --        (4,889)
  Acquisition of treasury stock.........................      --           --         --      (7,613)         --        (7,613)
  Issuance of common stock..............................       2        7,053         --       3,729      (5,635)        5,149
  Amortization of unearned compensation.................      --           --         --          --         505           505
  Net income............................................      --           --     34,234          --          --        34,234
                                                            ----     --------   --------   ---------     -------      --------
ENDING BALANCE, MARCH 31, 2001..........................     502      339,923     90,316     (45,788)     (7,428)      377,525
  Dividends.............................................      --           --     (4,899)         --          --        (4,899)
  Acquisition of treasury stock.........................      --           --         --     (11,183)         --       (11,183)
  Issuance of common stock..............................      --        1,103         --         258        (445)          916
  Amortization of unearned compensation.................      --           --         --          --         671           671
  Net income............................................      --           --     33,684          --          --        33,684
                                                            ----     --------   --------   ---------     -------      --------
ENDING BALANCE, JUNE 30, 2001...........................     502      341,026    119,101     (56,713)     (7,202)      396,714
  Dividends.............................................      --           --     (5,305)         --          --        (5,305)
  Acquisition of treasury stock.........................      --           --         --    (124,852)         --      (124,852)
  Issuance of common stock..............................      --          134         --         836        (541)          429
  Amortization of unearned compensation.................      --           --         --          --         727           727
  Net income............................................      --           --     33,469          --          --        33,469
                                                            ----     --------   --------   ---------     -------      --------
ENDING BALANCE, SEPTEMBER 30, 2001......................    $502     $341,160   $147,265   $(180,729)    $(7,016)     $301,182
                                                            ====     ========   ========   =========     =======      ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                              FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $101,387   $114,211
Adjustments to reconcile net income to net cash provided by
  operating activities--
  Depreciation and amortization.............................     9,361      7,427
  Deferred tax provision (benefit)..........................    16,276     (9,750)
  Amortization of unearned compensation.....................     1,903         --
  Interest on long-term debt................................     1,027         --
Net tax benefit on options exercised........................       740         --
(Increase) decrease in operating assets--
  Cash and securities segregated for the exclusive benefit
    of clients..............................................   197,737    472,882
  Cash and securities deposited with clearing
    organizations...........................................    (8,496)    (1,984)
  Securities purchased under agreements to resell...........    88,107    518,212
  Receivable from brokers, dealers and clearing
    organizations...........................................   398,108   (460,806)
  Receivable from clients...................................   103,341   (436,756)
  Securities owned, at market value.........................    (9,262)   (49,378)
  Fees receivable...........................................    (3,350)    (3,480)
  Other assets..............................................   (11,907)     2,781
Increase (decrease) in operating liabilities--
  Bank loans................................................    (3,000)   151,000
  Securities sold under agreements to repurchase............   (40,153)  (207,653)
  Payable to brokers, dealers and clearing organizations....    88,904    402,303
  Payable to clients........................................  (810,847)  (440,149)
  Securities sold but not yet purchased, at market value....     7,653     (7,522)
  Other liabilities and accrued expenses....................   (31,978)    (8,132)
                                                              --------   --------
    Net cash provided by operating activities...............    95,551     43,206
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of furniture, equipment and leasehold
  improvements..............................................   (11,792)   (16,590)
Cash paid for acquisitions..................................   (14,446)        --
                                                              --------   --------
    Cash used in investing activities.......................   (26,238)   (16,590)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for dividends......................................   (15,093)    (9,811)
Issuance of common stock....................................     3,254         --
Purchase of treasury stock..................................  (140,556)   (25,505)
Net proceeds from issuance of long-term debt................   146,246         --
                                                              --------   --------
    Net cash used in financing activities...................    (6,149)   (35,316)
                                                              --------   --------
    Net increase (decrease) in cash and cash equivalents....    63,164     (8,700)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    88,117     91,010
                                                              --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $151,281   $ 82,310
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

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest payments totaled $109,848 and $131,065 for the nine months ended September 30, 2001 and 2000, respectively.

    Tax payments totaled $43,947 and $94,349 for the nine months ended September 30, 2001 and 2000, respectively.

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING, INVESTING AND FINANCING
  ACTIVITIES:

    Neuberger Berman Inc. increased, based upon the price of its common stock at the close of business on June 30, 2000, the carrying value of the deferred tax asset relating to unvested shares in an employee defined contribution stock incentive plan by $9,750.

    As part of the purchase price for the assets of Fasciano Company, Inc., on March 23, 2001, Neuberger Berman Inc. issued 57,295 shares of restricted common stock from treasury with a market value of $2,500.

    In connection with an employee stock ownership plan, Neuberger Berman Inc. issued, for the nine months ended September 30, 2001, 132,534 shares of restricted common stock, with a market value of $6,795, of which $2,359 were issued from treasury. This issuance of shares was recorded as a credit to capital stock with a corresponding debit to unearned compensation. In addition, 3,316 shares of common stock were forfeited during the second and third quarters with a market value of $174. This forfeiture of shares was recorded as a debit to capital stock with corresponding credits to unearned and earned compensation.

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

    The condensed consolidated financial statements include the accounts of NBI and its subsidiaries. NBI's significant wholly owned subsidiaries are NB, LLC, a Delaware limited liability company, NBMI, a New York corporation, and Neuberger Berman Trust Company, N.A. (formally Neuberger Berman National Trust Company), which holds a national bank charter under the laws of the United States (collectively, the "Company"). Material intercompany transactions and balances have been eliminated in consolidation.

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

2. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of condensed consolidated financial condition and results of operations for the periods presented have been included. All adjustments are of a normal and recurring nature. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the related notes included in the Company's 2000 Annual Report on Form 10-K for the year ended December 31, 2000 and the condensed consolidated financial statements and the related notes included in the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 2001 and June 30, 2001. Certain prior period amounts have been reclassified to conform to the three and nine months ended September 30, 2001 presentation.

    On July 23, 2001, the Board of Directors of NBI declared a three-for-two stock split of the Company's common stock in the form of a 50% stock dividend. Accordingly, certain share data as well as net income per common share amounts have been retroactively adjusted to reflect the three-for-two stock split.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142, which becomes effective on July 1, 2001 for acquisitions after June 30, 2001 and on January 1, 2002 for acquisitions prior to July 1, 2001, states that goodwill is no longer subject to amortization over its estimated useful life, but will be assessed for impairment. In addition, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

3. GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED) of the acquirer's intent to do so. For the three and nine months ended September 30, 2001, net income excluding goodwill amortization would have been $33,655 and $101,850, respectively. As of September 30, 2001, the Company does not anticipate any goodwill impairment charges in the future.

4. LONG-TERM DEBT

    On May 4, 2001, the Company issued $175 million principal amount at maturity of zero-coupon convertible senior notes due 2021, resulting in net proceeds of approximately $146 million. The issue price represents a yield to maturity of 0.75% per year, which is accounted for under the effective interest rate method. Each $1,000 principal amount at maturity of the convertible securities is convertible into 13.8879 shares of the Company's common stock upon the occurrence of any of the following events: i) the closing prices of the Company's stock on the New York Stock Exchange, Inc. ("NYSE") exceed specified levels over a specified period of time; ii) the Company elects to redeem the convertible securities; iii) the Company takes certain corporate actions, such as the declaration of an extraordinary dividend; and iv) the credit rating by Standard and Poor's is below investment grade. The Company may redeem the convertible securities for cash on or after May 4, 2006, at their accreted value. The Company may be required to repurchase the convertible securities at the accreted value thereof, at the option of the holders on May 4 of 2002, 2004, 2006, 2011 and 2016. The Company may choose to pay for such repurchases in cash or shares of its common stock.

5. NET CAPITAL

    NB, LLC and NBMI, as registered broker-dealers and member firms of the NYSE and the National Association of Securities Dealers, Inc., respectively, are subject to the Securities and Exchange Commission's (the "SEC") Uniform Net Capital Rule 15c3-1 (the "Rule"), which requires that broker-dealers maintain a minimum level of net capital, as defined. As of September 30, 2001, NB, LLC and NBMI had net capital of approximately $220,862,000 and $24,290,000, respectively, which exceeded their requirements by approximately $202,317,000 and $24,040,000, respectively.

    The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer would be less than the amount required under the Rule. Accordingly, at September 30, 2001, the payments of dividends and advances to NBI by NB, LLC and NBMI is limited to approximately $174,499,000 and $23,990,000, respectively, under the most restrictive of these requirements.

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

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

6. EARNINGS PER SHARE (CONTINUED)
    The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2001 and 2000:

                                                     FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                     ---------------------   -------------------
                                                       2001        2000        2001       2000
                                                     ---------   ---------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Income.........................................   $33,469     $35,265    $101,387   $114,211
                                                      =======     =======    ========   ========
Basic weighted average shares outstanding..........    70,568      73,417      72,330     73,795
Dilutive potential shares from stock options and
  certain restricted stock awards..................     1,154       1,125       1,316        527
                                                      -------     -------    --------   --------
Dilutive weighted average shares outstanding.......    71,722      74,542      73,646     74,322
                                                      =======     =======    ========   ========
Basic earnings per share...........................   $  0.47     $  0.48    $   1.40   $   1.55
                                                      =======     =======    ========   ========
Diluted earnings per share.........................   $  0.47     $  0.47    $   1.38   $   1.54
                                                      =======     =======    ========   ========

    Options on 1,002,638 shares for the three months ended September 30, 2001 and options on 656,518 shares for the nine months ended September 30, 2001 have been excluded from the earnings per share computation above due to their anti-dilutive effect.

7. CONTINGENCIES

    In the normal course of business, the Company is subject to various legal proceedings. In the opinion of management, based on discussions with legal counsel, the resolution of pending proceedings will not have a material adverse effect on the condensed consolidated financial condition, results of operations or liquidity of the Company.

8. INCOME TAXES

    The Company accounts for taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company's net deferred tax asset as of September 30, 2001, include compensation and benefits, depreciation and amortization, and unrealized gains and losses on marketable securities. Management of the Company has not established a valuation allowance for the net deferred tax asset because they have concluded that it is more likely than not the benefit will be realized.

    The value of the Company's deferred tax asset relating to the unvested shares in the Employee Defined Contribution Stock Incentive Plan (the "Stock Incentive Plan") fluctuated with the price of the Company's stock from December 31, 1999 to June 30, 2000. In March 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("FIN 44"). The Company adjusted, based upon the price of its common stock at the close of business on June 30, 2000, the carrying value of the deferred tax asset that relates to unvested shares in the Stock Incentive Plan. FIN 44 became effective on July 1, 2000,

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

8. INCOME TAXES (CONTINUED)
and requires that the deferred tax asset be determined by the compensation expense recognized for financial reporting purposes. Accordingly, at June 30, 2000, the Company fixed the carrying value of its deferred tax asset for unvested shares in its Stock Incentive Plan, based upon the price of NBI's common stock at the close of business that day.

    The Company's effective tax rate for the nine months ended September 30, 2000, includes a benefit related to the upward movement in the price of the common stock for the respective measurement dates through the period ended
June 30, 2000, as applied to the unvested shares in the Company's Stock Incentive Plan. The final benefit will be determined when the restricted shares vest.

9. STOCK OPTIONS

    On September 29, 1999, the Board of Directors of NBI (the "Board") approved the 1999 Neuberger Berman Inc. Long-Term Incentive Plan (the "1999 Plan") and reserved for issuance 15,000,000 shares of NBI's common stock. In addition, on September 29, 1999, the Board approved the 1999 Neuberger Berman Inc. Directors Stock Incentive Plan (the "1999 Directors Plan") and reserved for issuance 300,000 shares of NBI's common stock.

    In accordance with the provisions of the 1999 Plan and the 1999 Directors Plan, on March 27, 2001, 20% of the options awarded on March 27, 2000 vested with certain amounts being exercised. The following table summarizes awards of and transactions in options under the Plans for the three months ended
March 31, 2001, June 30, 2001 and September 30, 2001:

                                                                 RANGE OF EXERCISE PRICES
                                       -----------------------------------------------------------------------------
                                       $18.75-$21.33   $33.49-$34.22   $40.67-$42.82   $44.40-$49.10   $50.79-$55.29     TOTAL
                                       -------------   -------------   -------------   -------------   -------------   ---------
BALANCE AT DECEMBER 31, 2000.........    4,162,500            --               --             --           45,000      4,207,500
  Reload Options -- Granted..........           --            --          333,444             --          622,500        955,944
  Reload Options -- Exercised........     (529,885)           --               --             --               --       (529,885)
                                         ---------         -----          -------         ------          -------      ---------
BALANCE AT MARCH 31, 2001............    3,632,615            --          333,444             --          667,500      4,633,559
  Reload Options -- Granted..........           --            --            4,857         22,114            2,687         29,658
  Reload Options -- Exercised........      (49,500)           --               --             --               --        (49,500)
  Options forfeited..................      (60,000)           --           (1,721)            --          (31,956)       (93,677)
                                         ---------         -----          -------         ------          -------      ---------
BALANCE AT JUNE 30, 2001.............    3,523,115            --          336,580         22,114          638,231      4,520,040
  Reload Options -- Granted..........           --         1,368               --         16,745               --         18,113
  Reload Options -- Exercised........       (7,065)           --               --             --               --         (7,065)
                                         ---------         -----          -------         ------          -------      ---------
BALANCE AT SEPTEMBER 30, 2001........    3,516,050         1,368          336,580         38,859          638,231      4,531,088
                                         =========         =====          =======         ======          =======      =========

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

                     NEUBERGER BERMAN INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

10. SEGMENT INFORMATION (CONTINUED)
The Professional Securities Services segment provides trade execution, clearing, custody, margin financing, portfolio reporting and trust services, as well as consulting advice. The revenues derived by this segment are principally commissions, net interest, trading revenues and clearance fees. The Corporate segment reflects certain corporate results that were previously allocated primarily to the Professional Securities Services segment. Prior periods have been revised to conform with this presentation.

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

    Summarized financial information for the Company's reportable segments is presented in the following tables (in thousands):

                                                      FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                      ---------------------   -------------------
                                                        2001        2000        2001       2000
                                                      ---------   ---------   --------   --------
PRIVATE ASSET MANAGEMENT
Net revenues after interest expense.................  $ 73,288    $ 68,745    $222,677   $214,286
Net income before taxes.............................  $ 37,601    $ 33,900    $108,757   $107,401
MUTUAL FUND & INSTITUTIONAL
Net revenues after interest expense.................  $ 56,195    $ 58,774    $168,424   $168,237
Net income before taxes.............................  $ 22,432    $ 22,176    $ 62,670   $ 57,894
PROFESSIONAL SECURITIES SERVICES
Net revenues after interest expense.................  $ 22,177    $ 24,325    $ 75,332   $ 77,429
Net income before taxes.............................  $  3,477    $  9,036    $ 21,344   $ 29,861
CORPORATE
Net loss after interest expense.....................  $ (1,800)   $   (194)   $ (4,707)  $ (1,080)
Net loss before taxes...............................  $ (5,706)   $ (3,134)   $(17,737)  $(11,356)
TOTAL
Net revenues after interest expense.................  $149,860    $151,650    $461,726   $458,872
Net income before taxes.............................  $ 57,804    $ 61,978    $175,034   $183,800

11. SUBSEQUENT EVENT

    On October 22, 2001, the Board of Directors of NBI declared a quarterly cash dividend on its common stock in the amount of $0.075 per share. The dividend will be payable on November 14, 2001, to stockholders of record at the close of business on November 2, 2001.

ITEM 2.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Set forth on the following pages is management's discussion and analysis of the results of operations for the three and nine months ended September 30, 2001 and September 30, 2000. Such information should be read in conjunction with our Condensed Consolidated Financial Statements together with the Notes to the Condensed Consolidated Financial Statements.

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

    When we use the term "Trust Companies", we mean Neuberger Berman Trust Company, N.A. (formally Neuberger Berman National Trust Company), which holds a national bank charter under the laws of the United States and Neuberger Berman Trust Company of Delaware, a non-depository limited purpose trust company chartered under the Delaware Banking Code.

BUSINESS ENVIRONMENT

    The U.S. equity markets struggled to regain composure, as did countless Americans and citizens worldwide, following the horrific events of September 11th. Prior to the terrorist attacks on the World Trade Center and the Pentagon, stock market performance had already been sagging under the weight of declining corporate profits and weak economic growth. The attacks exacerbated investors' concerns and led to further declines in equity prices. In response, the Federal Reserve Board quickly moved to lower interest rates for the ninth time this year. Lower interest rates and fiscal stimulus from the federal government did little to calm investors' short-term fears, however. For the third quarter of 2001, the Dow Jones Industrial Average dropped 15.36%, and the Standard & Poor's 500 dropped 14.67%. The Nasdaq Composite declined 30.65%, as the index continued to suffer from fallout in the technology sector and investors' heightened sensitivity to risk.

    Prior to September 11th, the fixed-income markets had also been struggling to gain direction in an uncertain economic environment. Following the attacks, investors sought safety in the form of short-term Treasury securities. Expectations of additional Fed rate cuts and fear that the economy could fall into a full-fledged recession drove bond prices on the short end higher, and yields sharply lower. The yield on three-month Treasuries went from 3.65% at the beginning of the quarter to 2.36% at the close of the period. Yields on longer-term Treasuries also dropped, but to a lesser degree. The yields on higher risk bonds, such as corporate securities, widened in relation to U.S. Treasury securities. As expected, bonds issued by companies in the airline, insurance, and travel industries declined significantly. In the municipal bond market, activity was light as new issuance stopped in the wake of the attacks.

    The stock markets' sharp decline affected Neuberger Berman's assets under management. At quarter-end, our assets under management totaled $52.1 billion, down $4.4 billion from $56.5 billion at September 30, 2000 and down
$6.1 billion from $58.2 billion at June 30, 2001. Assets under management in our Private Asset Management segment were $21.8 billion at quarter end. This represents a modest 2.4% decline from $22.3 billion in the prior year period and a 10.3% decline from a historical quarterly high of $24.3 billion at the end of the prior quarter. Assets under management in our Mutual Fund and Institutional segment were $30.4 billion at quarter end, an 11.2% decline from $34.2 billion at September 30, 2000 and a 10.6% decline from $34.0 billion at the end of the previous quarter. Despite the choppy markets, however, our Private Asset Management and Mutual Fund and Institutional segments maintained positive net cash inflows for the quarter of $266 million and $169 million, respectively.

RECENT DEVELOPMENT

    On October 22, 2001, we announced that we had entered into an agreement to acquire the assets of Oscar Capital Management, LLC, which has over $800 million in assets under management. These assets under management are primarily composed of high net worth separate accounts and investment partnerships. We anticipate that this transaction will be completed prior to year-end.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                             RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

                                          PRIVATE        MUTUAL       PROFESSIONAL
FOR THE THREE MONTHS ENDED                 ASSET        FUND AND       SECURITIES
SEPTEMBER 30, 2001                       MANAGEMENT   INSTITUTIONAL     SERVICES     CORPORATE    TOTAL
------------------                       ----------   -------------   ------------   ---------   --------
Net revenues (loss) after interest
  expense..............................   $73,288        $56,195        $22,177       $(1,800)   $149,860
Operating expenses.....................    35,687         33,763         18,700         3,906      92,056
                                          -------        -------        -------       -------    --------
Net income (loss) before taxes.........   $37,601        $22,432        $ 3,477       $(5,706)   $ 57,804
                                          =======        =======        =======       =======    ========

                                          PRIVATE        MUTUAL       PROFESSIONAL
FOR THE THREE MONTHS ENDED                 ASSET        FUND AND       SECURITIES
SEPTEMBER 30, 2000                       MANAGEMENT   INSTITUTIONAL     SERVICES     CORPORATE    TOTAL
------------------                       ----------   -------------   ------------   ---------   --------
Net revenues (loss) after interest
  expense..............................   $68,745        $58,774        $24,325       $  (194)   $151,650
Operating expenses.....................    34,845         36,598         15,289         2,940      89,672
                                          -------        -------        -------       -------    --------
Net income (loss) before taxes.........   $33,900        $22,176        $ 9,036       $(3,134)   $ 61,978
                                          =======        =======        =======       =======    ========

                            ASSETS UNDER MANAGEMENT
                                 (IN MILLIONS)

                                                                    FOR THE THREE MONTHS ENDED
                                                              ---------------------------------------
                                                              SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
                                                              ------------------   ------------------
PRIVATE ASSET MANAGEMENT
ASSETS UNDER MANAGEMENT, BEGINNING OF PERIOD................       $24,253              $21,796
                                                                   -------              -------
  Net additions (withdrawals)...............................           266                 (161)
  Market appreciation (depreciation)........................        (2,757)                 651
                                                                   -------              -------
  Total increase (decrease).................................        (2,491)                 490
                                                                   -------              -------
ASSETS UNDER MANAGEMENT, END OF PERIOD(1)...................       $21,762              $22,286
                                                                   =======              =======
MUTUAL FUND & INSTITUTIONAL
EQUITY SEPARATE ACCOUNTS
ASSETS UNDER MANAGEMENT, BEGINNING OF PERIOD................       $ 6,810              $ 6,365
                                                                   -------              -------
  Net additions (withdrawals)...............................          (122)                  41
  Market appreciation (depreciation)........................          (895)                 210
                                                                   -------              -------
  Total increase (decrease).................................        (1,017)                 251
                                                                   -------              -------
ASSETS UNDER MANAGEMENT, END OF PERIOD......................       $ 5,793              $ 6,616
                                                                   =======              =======
FIXED INCOME SEPARATE ACCOUNTS
ASSETS UNDER MANAGEMENT, BEGINNING OF PERIOD................       $ 5,280              $ 5,511
                                                                   -------              -------
  Net additions (withdrawals)...............................           163                 (102)
  Market appreciation.......................................           162                  155
                                                                   -------              -------
  Total increase............................................           325                   53
                                                                   -------              -------
ASSETS UNDER MANAGEMENT, END OF PERIOD......................       $ 5,605              $ 5,564
                                                                   =======              =======
CONSULTANT SERVICES GROUP
ASSETS UNDER MANAGEMENT, BEGINNING OF PERIOD................       $ 2,277              $ 1,728
                                                                   -------              -------
  Net additions.............................................           304                   14
  Market appreciation (depreciation)........................           (39)                  59
                                                                   -------              -------
  Total increase............................................           265                   73
                                                                   -------              -------
ASSETS UNDER MANAGEMENT, END OF PERIOD......................       $ 2,542              $ 1,801
                                                                   =======              =======
MUTUAL FUND AND SUB-ADVISED ACCOUNTS
ASSETS UNDER MANAGEMENT, BEGINNING OF PERIOD................       $19,616              $19,006
                                                                   -------              -------
  Net additions (withdrawals)...............................          (176)                 271
  Market appreciation (depreciation)........................        (3,007)                 956
                                                                   -------              -------
  Total increase (decrease).................................        (3,183)               1,227
                                                                   -------              -------
ASSETS UNDER MANAGEMENT, END OF PERIOD(2)...................       $16,433              $20,233
                                                                   =======              =======
SUB-TOTAL MUTUAL FUND & INSTITUTIONAL
ASSETS UNDER MANAGEMENT, BEGINNING OF PERIOD................       $33,983              $32,610
                                                                   -------              -------
  Net additions.............................................           169                  224
  Market appreciation (depreciation)........................        (3,779)               1,380
                                                                   -------              -------
  Total increase (decrease).................................        (3,610)               1,604
                                                                   -------              -------
ASSETS UNDER MANAGEMENT, END OF PERIOD......................       $30,373              $34,214
                                                                   =======              =======
TOTAL
ASSETS UNDER MANAGEMENT, BEGINNING OF PERIOD................       $58,236              $54,406
                                                                   -------              -------
  Net additions.............................................           435                   63
  Market appreciation (depreciation)........................        (6,536)               2,031
                                                                   -------              -------
  Total increase (decrease).................................        (6,101)               2,094
                                                                   -------              -------
ASSETS UNDER MANAGEMENT, END OF PERIOD (3)..................       $52,135              $56,500
                                                                   =======              =======

------------------------------
NOTE 1: As of September 30, 2001, Private Asset Management includes $45 million of assets invested in Executive Monetary Management, Inc.'s Fund of Funds product.

NOTE 2: As of September 30, 2001, Mutual Fund and Sub-Advised Accounts includes $88 million of client assets invested in the fund advisory service wrap mutual fund program with third party funds, a decrease of $7 million from the prior period.

NOTE 3: As of September 30, 2001, approximately 70% of assets under management are invested in equities.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED
  SEPTEMBER 30, 2000

    We reported net income before taxes of $57.8 million for the third quarter ended September 30, 2001, representing a decrease of $4.2 million or 6.7%, compared to $62.0 million for the third quarter ended September 30, 2000. Our net revenues after interest expense were $149.9 million for the third quarter ended September 30, 2001, a decrease of $1.8 million or 1.2% compared to $151.7 million for the same period in 2000. Our third quarter results for 2001 reflect an increase in net revenues after interest expense in Private Asset Management, which were more than offset by declines in net revenues after interest expense in Mutual Fund and Institutional and Professional Securities Services and a by larger net loss after interest expense in our Corporate segment. Assets under management dropped to $52.1 billion at September 30, 2001, down $4.4 billion or 7.7% when compared to $56.5 billion for the same period in 2000. Net asset additions in Private Asset Management and Mutual Fund and Institutional of $2.8 billion and $1.1 billion, respectively, were outweighed by market depreciation in Private Asset Management and Mutual Fund and Institutional of $3.4 billion and $4.9 billion, respectively.

    PRIVATE ASSET MANAGEMENT. Our net revenues after interest expense from the Private Asset Management segment increased 6.6% to $73.3 million for the third quarter of 2001, from $68.7 million for the third quarter of 2000. Investment advisory fees increased 11.6% to $53.1 million for the third quarter of 2001, from $47.6 million for the same period in 2000, due to an increase in assets under management from $21.8 billion at June 30, 2000 (the billable base for the third quarter of 2000) to $24.3 billion at June 30, 2001 (the billable base for the third quarter of 2001). Because investment advisory fees from Private Asset Management are based on the previous quarter's asset levels, we expect reductions in advisory fees for the fourth quarter commensurate with the reduced asset levels at September 30, 2001. Our commissions decreased 4.0% to $19.0 million in the third quarter of 2001, from $19.8 million in 2000, as a result of a decrease in transaction volume, due, in part, to the closing of the U.S. equity markets for four trading days as a result of the September 11th tragedy. Our net interest income decreased 22.6% to $1.0 million in the third quarter of 2001, from $1.2 million in the third quarter of 2000 resulting from a combination of lower average balances related to client financing and narrowing interest spreads.

    MUTUAL FUND AND INSTITUTIONAL. Our Mutual Fund and Institutional net revenues after interest expense decreased 4.4% to $56.2 million for the third quarter of 2001, from $58.8 million for the third quarter of 2000. Our investment advisory and administrative fees decreased 2.7% to $51.9 million for the third quarter of 2001, from $53.3 million for the same period in 2000. This reduction was attributable to decreases in average assets under management resulting from market depreciation consistent with the extremely difficult market environment in the quarter. Our commissions decreased 18.8% to $4.4 million in the third quarter of 2001, from $5.4 million in 2000, as a result of a decrease in transaction volume due, in part, to the closing of the U.S. equity markets for four trading days as a result of the September 11th tragedy.

    PROFESSIONAL SECURITIES SERVICES. Our net revenues after interest expense from the Professional Securities Services segment decreased 8.8% to $22.2 million for the third quarter of 2001, from $24.3 million for the third quarter of 2000. Our investment advisory fees increased to $2.0 million for the third quarter of 2001, from $0.2 million for the same period of 2000, due primarily to fees generated by Executive Monetary Management, Inc. Despite the impact of the closing of the U.S. equity markets for four trading days due to the events of September 11th and the seasonally lackluster market volume typically experienced in the third quarter, our commissions increased 9.4% to $8.8 million in the third quarter of 2001, from $8.0 million in the third quarter of 2000, with increases of 27.6% and 9.7% in prime brokerage and research sales, respectively. Our net gain resulting from principal transactions decreased 59.6% to $0.5 million in the third quarter of 2001, from $1.2 million in the same period of 2000, primarily due to a decline in market making activity related to a combination of the drop in the Nasdaq market and the narrowing of transaction spreads as result of the continued implementation of the decimalization program. Our net interest income decreased 29.1% to

$7.3 million in the third quarter of 2001, from $10.2 million in the same period of 2000, primarily due to lower average balances related to client financing and narrowing interest spreads. Our other income decreased 65.2% to $0.5 million in the third quarter of 2001, from $1.5 million in the third quarter of 2000, primarily as a result of a decrease in syndicate activity.

    CORPORATE. Our net loss after interest expense increased to $1.8 million in the third quarter of 2001, from $0.2 million in the third quarter of 2000, primarily as a result of a decline in value of our investment in our mutual funds as well as higher interest expense from our recently completed debt offering and goodwill amortization.

    OPERATING EXPENSES. Our total operating expenses were $92.1 million for the third quarter of 2001, an increase of $2.4 million or 2.7% when compared to $89.7 million for the third quarter of 2000. Employee compensation and benefits decreased to $59.0 million in the third quarter of 2001, down $0.2 million or 0.4% from $59.2 million for the same period in 2000. This was primarily due to an increase in salaries, which was more than offset by decreases in incentive compensation and benefits. Our rent and occupancy costs increased to $5.6 million in the third quarter of 2001, up $1.0 million or 22.8% from $4.5 million in the same period of 2000, primarily due to additional costs associated with expansion in our principal place of business and increases in escalations. Our brokerage, clearing and exchange fees increased to $3.1 million in the third quarter of 2001, up $0.6 million or 25.6% from $2.4 million in the same period of 2000, primarily due to an increase in exchange fees resulting from a higher proportion of orders with smaller share amounts. Our distribution and fund administration expenses decreased to $4.9 million in the third quarter of 2001, down $0.5 million or 8.9% from $5.3 million in the same period of 2000, primarily due to decreases in certain fund related costs and third party distributor expenses attributable to a decrease in average daily assets under management, partially offset by an increase in amounts paid to third party administrators related to the introduction of new business. Our professional fees increased to $3.5 million in the third quarter of 2001, up $0.8 million or 27.4% from $2.8 million in the third quarter of 2000, primarily due to costs associated with the outsourcing of certain fund services. Depreciation and amortization increased to $3.4 million in the third quarter of 2001, up $0.5 million or 16.9% from $2.9 million in the same period of 2000, primarily due to amortization of goodwill and depreciation resulting from technology related expenditures.

    TAXES. Our taxes decreased to $24.3 million for the third quarter ended September 30, 2001, down $2.4 million from $26.7 million for the same period in 2000, due to a combination of lower net income before taxes and a slightly reduced effective tax rate.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                             RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

                                          PRIVATE        MUTUAL       PROFESSIONAL
FOR THE NINE MONTHS ENDED                  ASSET        FUND AND       SECURITIES
SEPTEMBER 30, 2001                       MANAGEMENT   INSTITUTIONAL     SERVICES     CORPORATE    TOTAL
------------------                       ----------   -------------   ------------   ---------   --------
Net revenues (loss) after interest
  expense..............................   $222,677       $168,424       $75,332      $ (4,707)   $461,726
Operating expenses.....................    113,920        105,754        53,988        13,030     286,692
                                          --------       --------       -------      --------    --------
Net income (loss) before taxes.........   $108,757       $ 62,670       $21,344      $(17,737)   $175,034
                                          ========       ========       =======      ========    ========

                                          PRIVATE        MUTUAL       PROFESSIONAL
FOR THE NINE MONTHS ENDED                  ASSET        FUND AND       SECURITIES
SEPTEMBER 30, 2000                       MANAGEMENT   INSTITUTIONAL     SERVICES     CORPORATE    TOTAL
------------------                       ----------   -------------   ------------   ---------   --------
Net revenues (loss) after interest
  expense..............................   $214,286       $168,237       $77,429      $ (1,080)   $458,872
Operating expenses.....................    106,885        110,343        47,568        10,276     275,072
                                          --------       --------       -------      --------    --------
Net income (loss) before taxes.........   $107,401       $ 57,894       $29,861      $(11,356)   $183,800
                                          ========       ========       =======      ========    ========

                            ASSETS UNDER MANAGEMENT
                                 (IN MILLIONS)

                                                                     FOR THE NINE MONTHS ENDED
                                                              ---------------------------------------
                                                              SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
                                                              ------------------   ------------------
PRIVATE ASSET MANAGEMENT
ASSETS UNDER MANAGEMENT, BEGINNING OF PERIOD................       $22,510              $21,539
                                                                   -------              -------
  Net additions.............................................         1,760                   72
  Market appreciation (depreciation)........................        (2,508)                 675
                                                                   -------              -------
  Total increase (decrease).................................          (748)                 747
                                                                   -------              -------
ASSETS UNDER MANAGEMENT, END OF PERIOD(1)...................       $21,762              $22,286
                                                                   =======              =======
MUTUAL FUND & INSTITUTIONAL
EQUITY SEPARATE ACCOUNTS
ASSETS UNDER MANAGEMENT, BEGINNING OF PERIOD................       $ 6,402              $ 6,458
                                                                   -------              -------
  Net additions (withdrawals)...............................           222                 (322)
  Market appreciation (depreciation)........................          (831)                 480
                                                                   -------              -------
  Total increase (decrease).................................          (609)                 158
                                                                   -------              -------
ASSETS UNDER MANAGEMENT, END OF PERIOD......................       $ 5,793              $ 6,616
                                                                   =======              =======
FIXED INCOME SEPARATE ACCOUNTS
ASSETS UNDER MANAGEMENT, BEGINNING OF PERIOD................       $ 5,298              $ 5,924
                                                                   -------              -------
  Net additions (withdrawals)...............................            13                 (636)
  Market appreciation.......................................           294                  276
                                                                   -------              -------
  Total increase (decrease).................................           307                 (360)
                                                                   -------              -------
ASSETS UNDER MANAGEMENT, END OF PERIOD......................       $ 5,605              $ 5,564
                                                                   =======              =======
CONSULTANT SERVICES GROUP
ASSETS UNDER MANAGEMENT, BEGINNING OF PERIOD................       $ 1,796              $ 1,839
                                                                   -------              -------
  Net additions (withdrawals)...............................           750                 (109)
  Market appreciation (depreciation)........................            (4)                  71
                                                                   -------              -------
  Total increase (decrease).................................           746                  (38)
                                                                   -------              -------
ASSETS UNDER MANAGEMENT, END OF PERIOD......................       $ 2,542              $ 1,801
                                                                   =======              =======
MUTUAL FUND AND SUB-ADVISED ACCOUNTS
ASSETS UNDER MANAGEMENT, BEGINNING OF PERIOD................       $19,480              $18,639
                                                                   -------              -------
  Net additions (withdrawals)...............................            98                 (114)
  Market appreciation (depreciation)........................        (3,145)               1,708
                                                                   -------              -------
  Total increase (decrease).................................        (3,047)               1,594
                                                                   -------              -------
ASSETS UNDER MANAGEMENT, END OF PERIOD(2)...................       $16,433              $20,233
                                                                   =======              =======
SUB-TOTAL MUTUAL FUND & INSTITUTIONAL
ASSETS UNDER MANAGEMENT, BEGINNING OF PERIOD................       $32,976              $32,860
                                                                   -------              -------
  Net additions (withdrawals)...............................         1,083               (1,181)
  Market appreciation (depreciation)........................        (3,686)               2,535
                                                                   -------              -------
  Total increase (decrease).................................        (2,603)               1,354
                                                                   -------              -------
ASSETS UNDER MANAGEMENT, END OF PERIOD......................       $30,373              $34,214
                                                                   =======              =======
TOTAL
ASSETS UNDER MANAGEMENT, BEGINNING OF PERIOD................       $55,486              $54,399
                                                                   -------              -------
  Net additions (withdrawals)...............................         2,843               (1,109)
  Market appreciation (depreciation)........................        (6,194)               3,210
                                                                   -------              -------
  Total increase (decrease).................................        (3,351)               2,101
                                                                   -------              -------
ASSETS UNDER MANAGEMENT, END OF PERIOD (3)..................       $52,135              $56,500
                                                                   =======              =======

------------------------------

NOTE 1: As of September 30, 2001, Private Asset Management includes $45 million of assets invested in Executive Monetary Management Inc.'s Fund of Funds product.

NOTE 2: As of September 30, 2001, Mutual Fund and Sub-Advised Accounts includes $88 million of client assets invested in the fund advisory service wrap mutual fund program with third party funds, a decrease of $7 million from the prior period.

NOTE 3: As of September 30, 2001, approximately 70% of assets under management are invested in equities.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED
  SEPTEMBER 30, 2000

    We reported net income before taxes of $175.0 million for the nine months ended September 30, 2001, representing a decrease of $8.8 million or 4.8%, compared to $183.8 million for the nine months ended September 30, 2000. Our net revenues after interest expense were $461.7 million for the nine months ended September 30, 2001, an increase of $2.9 million or 0.6% compared to $458.9 million for the same period in 2000. Our nine month results for 2001 reflect increases in net revenues after interest expense in Private Asset Management and Mutual Fund and Institutional, which were partially offset by a decrease in net revenues after interest expense in Professional Securities Services and by a larger net loss after interest expense in our Corporate segment. Net asset additions during the first nine months of 2001 in Private Asset Management and Mutual Fund and Institutional of $1.8 billion and
$1.1 billion, respectively, were outweighed by market depreciation in Private Asset Management and Mutual Fund and Institutional of $2.5 billion and
$3.7 billion, respectively.

    PRIVATE ASSET MANAGEMENT. Our net revenues after interest expense from the Private Asset Management segment increased 3.9% to $222.7 million for the first nine months of 2001, from $214.3 million for the first nine months of 2000. Our investment advisory fees increased 7.2% to $153.0 million for the first nine months of 2001, from $142.7 million for the same period in 2000, due to increases in quarterly billable assets under management, as well as fees charged to new clients obtained through new money management teams and the successful efforts of the national sales force. Our commissions decreased 3.3% to $65.3 million in the first nine months of 2001, from $67.6 million for the same period in 2000, as a result of a decrease in transaction volume due, in part, to the closing of the U.S. equity markets for four trading days as a result of the September 11th tragedy.

    MUTUAL FUND AND INSTITUTIONAL. Our net revenues after interest expense from the Mutual Fund and Institutional segment increased 0.1% to $168.4 million for the first nine months of 2001, from $168.2 million for the first nine months of 2000. Our investment advisory and administrative fees increased 0.5% to $155.6 million for the first nine months of 2001, from $154.9 million for the same period in 2000, due primarily to an increase in fees resulting from higher asset levels in both our fund advisory service and wrap businesses. The increases were partially offset by a decrease in fees from our institutional separate account business. Our commissions decreased 2.8% to $12.8 million in the first nine months of 2001, from $13.2 million for the same period in 2000, as a result of a decrease in transaction volume due, in part, to the closing of the U.S. equity markets for four trading days as a result of the September 11th tragedy.

    PROFESSIONAL SECURITIES SERVICES. Our net revenues after interest expense from the Professional Securities Services segment decreased 2.7% to $75.3 million for the first nine months of 2001, from $77.4 million for the first nine months of 2000. Our investment advisory fees increased to $4.2 million for the first nine months of 2001, from $1.1 million for the same period of 2000, due primarily to fees generated by Executive Monetary Management, Inc. Despite the impact of the closing of the U.S. equity markets for four trading days due to the events of September 11th and the seasonally lackluster market volume typically experienced in the third quarter, our commissions increased 13.3% to $28.9 million in the first nine months of 2001, from $25.5 million in the first nine months of 2000, with increases of 17.2% and 16.1% in prime brokerage and research sales, respectively. Our net gain resulting from principal transactions decreased 70.1% to $2.9 million in the first nine months of 2001, from $9.7 million in the same period of 2000, primarily due to a decline in market making activity related to a combination of the drop in the Nasdaq market and the narrowing of transaction spreads as a result of the continued implementation of the decimalization program. Our other income decreased 42.6% to $2.0 million in the first nine months of 2001, from $3.5 million in the same period of 2000, primarily due to a decrease in syndicate activity.

    CORPORATE. Our net loss after interest expense increased to $4.7 million in the first nine months of 2001, from $1.1 million in the first nine months of 2000, primarily as a result of a decline in value of our corporate investment in our mutual funds as well as higher interest expense from our recently completed debt offering and goodwill amortization.

    OPERATING EXPENSES. Our total operating expenses were $286.7 million for the first nine months of 2001, an increase of $11.6 million or 4.2% when compared to $275.1 million for the first nine months of 2000. Employee compensation and benefits increased to $189.8 million in the first nine months of 2001, up $3.3 million or 1.8% from $186.5 million for the same period in 2000. This was primarily due to increases in salaries and production compensation, which were partially offset by decreases in incentive compensation and benefits. Our rent and occupancy costs increased to $15.1 million in the first nine months of 2001, up $1.9 million or 14.6% from $13.1 million in the same period of 2000, primarily due to additional costs associated with expansion in our principal place of business and increases in escalations. Our brokerage, clearing and exchange fees increased to $8.8 million in the first nine months of 2001, up $1.3 million or 17.8% from $7.5 million in the same period of 2000, primarily due to an increase in exchange fees resulting from a higher proportion of orders with smaller share amounts as well as increased dues and assessments and registration fees. Our advertising and sales promotion costs increased to $7.1 million in the first nine months of 2001, up $2.1 million or 42.2% from $5.0 million in the same period of 2000, primarily due to an increased commitment to corporate branding through our new print advertising campaign. Depreciation and amortization increased to $9.4 million in the first nine months of 2001, up $1.9 million or 26.0% from $7.4 million in the same period of 2000, primarily due to amortization of new leasehold improvements and goodwill, as well as depreciation resulting from technology related expenditures.

    TAXES. Our taxes increased to $73.6 million for the first nine months of 2001, up $4.1 million or 5.8% from $69.6 million in the same period for 2000. The 2000 provision for income taxes included federal, state, and local taxes at an effective tax rate of approximately 43%, less a financial statement tax benefit of $9.8 million related to the change in the price of our common stock from December 31, 1999 to June 30, 2000, in connection with our Employee Defined Contribution Stock Incentive Plan (the "Stock Incentive Plan"). In March 2000, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("FIN 44"). Based upon the price of our common stock at the close of business on June 30, 2000, we adjusted the carrying value of the deferred tax asset that related to unvested shares in our Stock Incentive Plan. FIN 44 became effective on July 1, 2000, and requires that the deferred tax asset be determined by the compensation expense recognized for financial reporting purposes. Accordingly, at June 30, 2000, we fixed the carrying value of our deferred tax asset for unvested shares in our Stock Incentive Plan, based upon the price of our common stock at the close of business that day.

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

    Our cash flows provided by operating activities totaled $95.6 million for the nine months ended September 30, 2001, compared to $43.2 million for the same period in 2000. The change from 2000 to 2001 is primarily attributable to client activity in professional investor clearing services, a business conducted within our Professional Securities Services segment. We expect that cash flows provided by operating activities will continue to serve as the principal source of working capital in our near future.

    Our cash flows used in investing activities totaled $26.2 million for the nine months ended September 30, 2001, compared to $16.6 million for the same period in 2000. The increase in 2001 is primarily due to the acquisitions of Executive Monetary Management, Inc. and Fasciano Company, Inc.

    Our cash flows used in financing activities totaled $6.1 million for the nine months ended September 30, 2001, compared to $35.3 million for the same period in 2000. The change from 2000 to 2001 is primarily attributable to the proceeds received from the issuance of long-term debt partially offset by an increase in treasury stock purchases.

    On May 4, 2001, we issued $175 million principal amount at maturity of zero-coupon convertible senior notes due 2021, resulting in net proceeds of approximately $146 million. The issue price represents a yield to maturity of 0.75% per year, which is accounted for under the effective interest rate method. Each $1,000 principal amount at maturity of the convertible securities is convertible into 13.8879 of our common stock upon the occurrence of any of the following events: i) the closing prices of our stock on the New York Stock Exchange exceed specified levels over a specified period of time; ii) we elect to redeem the convertible securities; iii) we take certain corporate actions, such as the declaration of an extraordinary dividend; and iv) the credit rating by Standard and Poor's is below investment grade. We may redeem the convertible securities for cash on or after May 4, 2006, at their accreted value. We may be required to repurchase the convertible securities at the accreted value thereof, at the option of the holders on May 4 of 2002, 2004, 2006, 2011 and 2016. We may choose to pay for such repurchases in cash or shares of our common stock. In the event we are required to repurchase the convertible securities prior to maturity, and we elect to pay for such repurchases in cash, we believe, based upon our current and projected future cash flows from operations, that we will have sufficient liquidity to do so. We used the proceeds of the offering for general corporate purposes, including share repurchases. In connection with the offering, we received a BBB+ rating from Standard and Poor's. This credit rating enables us opportunistically to access the capital markets for additional liquidity should the need arise.

    It is our policy to monitor and evaluate continuously the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for broker-dealers prescribed by the Securities and Exchange Commission (the "SEC") and other regulatory authorities. At September 30, 2001, our regulatory net capital exceeded the minimum requirement by approximately $226 million. The SEC's Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. In addition, the debt covenants related to Neuberger Berman, LLC's outstanding $35 million subordinated note include certain covenants that limit the percentage by which the aggregate unpaid principal amount of subordinated liabilities exceed total regulatory capital and impose a dollar amount below which total ownership equity cannot fall. We believe that our cash flows from operations and existing committed and uncommitted lines of credit will be more than adequate to meet our anticipated capital requirements and debt and other obligations as they come due.

    Our Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including stock option awards and shares issued to employees under our employee stock purchase plans. As of October 31, 2001, we had repurchased 5,197,637 shares of common stock since the inception of our common stock repurchase programs for an aggregate of approximately $188 million. We used cash flows from operations and the proceeds from our recently completed debt offering to fund the purchases of these shares. As of October 31, 2001, authorizations for the repurchase of up to $62 million of our common stock remain available.

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

    Equity price risk generally means the risk of loss that may result from the potential change in the value of a financial instrument as a result of absolute and relative price movements, price volatility or changes in liquidity, over which we have no control. Our market making activities expose our capital to potential equity price risk. To mitigate this risk, we impose strict investment limits on both the trading desk and individual traders. Moreover, our monthly average net long position for our market making activities was $1.3 million during the three months ended September 30, 2001 and 2000, and $1.2 million and $1.6 million during the nine months ended September 30, 2001 and 2000, respectively.

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

ITEM 6.--EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

       (b) Reports on Form 8-K:

           1.  Form 8-K filed July 27, 2001, Items 5, 7, and 9.
               Exhibits and Financial Statements:

                   Exhibit 99.1  Press release issued by Neuberger Berman Inc. on July 24,
                                 2001, reporting that its Board of Directors had declared a
                                 3-for-2 stock split of the Corporation's common stock to be effected as a 50% stock dividend, and increased the
                                 Corporation's cash dividend to $0.075 on a post-split basis, payable on August 16, 2001, to stockholders of record on
                                 August 1, 2001.

                   Exhibit 99.2  Press released issued by Neuberger Berman Inc. on July 24,
                                 2001, reporting the Corporation's results of operations for the six months and quarter ended June 30, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       NEUBERGER BERMAN INC.

November 13, 2001                                      By:               /s/ ROBERT MATZA
                                                            -----------------------------------------
                                                                           Robert Matza
                                                                     CHIEF OPERATING OFFICER

November 13, 2001                                      By:            /s/ MATTHEW S. STADLER
                                                            -----------------------------------------
                                                                        Matthew S. Stadler
                                                                     CHIEF FINANCIAL OFFICER
                                                                   (PRINCIPAL FINANCIAL OFFICER
                                                                AND PRINCIPAL ACCOUNTING OFFICER)