Form 10-K
period 2001-12-31
NEUBERGER BERMAN INC
filed 2002-03-26
CIK 1068144

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the Fiscal Year Ended December 31, 2001

                                      Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                         Commission File No. 001-15361

                               -----------------

                             Neuberger Berman Inc.
            (Exact Name of Registrant As Specified in Its Charter)

                      DELAWARE                    06-1523639
                   (State or Other             (I.R.S. Employer
            Jurisdiction of Incorporation     Identification No.)
                  or Organization)
            605 Third Avenue, New York, NY           10158
                (Address of Principal             (Zip Code)
                 Executive Offices)

       Registrant's telephone number, including area code (212) 476-9000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 Name of Each Exchange
                 Title of Each Class              on Which Registered
                 -------------------             ---------------------
             Common Stock $.01 par value        New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing price of $42.40 on February 15, 2002, on the New York Stock Exchange was $716,196,964. Calculation of holdings of common stock by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, former principals and the Registrant's Defined Contribution Stock Incentive Plan are affiliates. As of February 15, 2002, the number of shares of the Registrant's common stock outstanding was 70,380,991.

                               -----------------

                      Documents Incorporated By Reference

                                               Part of Report Into Which
         Document Incorporated By Reference          Incorporated
         ----------------------------------          ------------
       The definitive proxy statement for the          Part III
         2002 Annual Meeting of Stockholders
         to be held May 9, 2002.

================================================================================

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
Item 1.  Business..........................................................   3
            Overview.......................................................   3
            2001 in Review.................................................   3
            Business Segments..............................................   4
            Private Asset Management.......................................   5
            Mutual Fund and Institutional..................................   6
            Professional Securities Services...............................   8
            Investment Process and Research................................  10
            Technology Initiatives.........................................  10
            Competition....................................................  11
            Regulation.....................................................  11
            Client Protection and Insurance................................  13
            Net Capital Requirements.......................................  13
            Intellectual Property..........................................  13
            Employees......................................................  13
Item 2.  Properties........................................................  14
Item 3.  Legal Proceedings.................................................  14
Item 4.  Submission of Matters to a Vote of Security Holders...............  14

PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters...........................................................  14
Item 6.  Selected Consolidated Financial Data..............................  16
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................  16
            Forward Looking Statements.....................................  16
            Business Environment...........................................  17
            General........................................................  18
            Results of Operations..........................................  19
            Liquidity and Capital Resources................................  24
            Accounting Developments........................................  26
            Looking Ahead..................................................  26
Item 7A. Quantitative and Qualitative Disclosures about Market Risk........  26
Item 8.  Financial Statements and Supplementary Data.......................  28
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................  55

PART III
Item 10. Directors and Executive Officers of the Registrant................  55
Item 11. Executive Compensation............................................  55
Item 12. Security Ownership of Certain Beneficial Owners and Management....  55
Item 13. Certain Relationships and Related Transactions....................  55

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...  55

Forward Looking Statements

   Our disclosure and analysis in this report and in documents that are incorporated by reference contain some forward looking statements. Forward looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results. Although we believe that our expectations and beliefs are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that our actual results will not differ materially from our expectations or beliefs. Some of the factors that could cause our actual results to differ from our expectations or beliefs include, without limitation, the adverse effect from a decline in the securities markets or if our products' performance declines, a general downturn in the economy, changes in government policy or regulation, our inability to attract or retain key employees and unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations. These statements are provided as permitted by the Private Litigation Reform Act of 1995. We undertake no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.--BUSINESS

Overview

   Neuberger Berman Inc., through its subsidiaries, is an investment advisory firm with approximately $59.0 billion in assets under management as of December 31, 2001. For over 60 years, the firm and its predecessor companies have provided clients with a wide array of investment products, services and strategies. Our business is conducted primarily through our subsidiaries, Neuberger Berman, LLC and Neuberger Berman Management Inc., both of which are registered investment advisers and broker-dealers, and Neuberger Berman Trust Company, N.A. Neuberger Berman, LLC is also a member of the New York Stock Exchange, Inc. ("NYSE"). As of December 31, 2001, we conduct our business from 18 offices in 16 cities.

   We were founded in 1939 to be a premier provider of investment products and services to high net worth individuals. We have built upon the qualities that have made us successful in the high net worth market to establish a strong presence in the mutual fund and institutional marketplaces, and to provide estate planning and trust services through our National and Delaware trust companies. Our clients include individuals, institutions, corporations, pension funds, foundations and endowments.

   We believe that one of our chief competitive advantages is our dedication to asset management, and in particular, our focus on asset management for high net worth individuals. To continue to build on this competitive advantage, we are actively pursuing new hires and acquisitions, including the addition of money management teams with existing client relationships, as well as expanding our national sales force.

   In August 1998, Neuberger Berman Inc. was formed to be the holding company for Neuberger Berman, LLC and Neuberger Berman Management Inc., which, together with their predecessors, have conducted business since 1939 and 1970, respectively. In October 1999, we completed an initial public offering (the "IPO") of our common stock. As of December 31, 2001, our employees and retired principals held approximately 76% of our common stock.

   When we use the terms "Neuberger Berman," "we," "us," and "our," we mean, prior to the IPO, Neuberger Berman, LLC, a Delaware limited liability company, and its consolidated subsidiaries, and Neuberger Berman Management Inc., a New York corporation, and their predecessors, and, after the IPO, we mean Neuberger Berman Inc., a Delaware corporation, and its consolidated subsidiaries.

   When we use the term "Trust Companies," we mean Neuberger Berman Trust Company, N.A. (formerly Neuberger Berman National Trust Company), which holds a national bank charter, and Neuberger Berman Trust Company of Delaware, a non-depository limited purpose trust company chartered under the Delaware Banking Code; however, in certain circumstances, as the context may require, the term "Trust Companies" includes Neuberger Berman Trust Company of Florida and Neuberger Berman Trust Company, which, as the result of the consolidation of our trust business under the framework of our national trust company, were liquidated with a related transfer of certain assets to, and merged with and into Neuberger Berman Trust Company, N.A., respectively, during the third and fourth quarters of 2001.

2001 in Review

   Despite a highly challenging market environment and the tragic events of September 11/th/, we successfully pursued our strategies of capitalizing on opportunities in the growing high net worth business; expanding our mutual fund distribution capabilities; and growing our Professional Securities Services business while maintaining a watchful eye on investment performance and client service.

   In the first quarter of 2001, we completed a number of initiatives that were begun or announced in 2000, including the addition of three experienced money management teams. At December 31, 2001, assets under management related to these money manager liftouts totaled approximately $1.5 billion.

   We received a national bank charter in January 2001, and created Neuberger Berman Trust Company, N.A., which is headquartered in Seattle, Washington. During 2001, we hired highly experienced senior trust executives and reorganized the management of the Trust Companies to capitalize on these executives' skills and relationships.

   In February 2001, we completed the acquisition of Executive Monetary Management, Inc. ("EMM"), a wealth management firm for ultra affluent individuals. Effective with the closing of the transaction, EMM became a wholly owned subsidiary of Neuberger Berman Inc. At December 31, 2001, clients for whom EMM performs various services had in the aggregate approximately $1.8 billion of investable assets. EMM has a strong following among senior executives and leaders within the entertainment, finance and legal communities. EMM has strengthened our presence in the highly specialized market of upper echelon wealth, offering new opportunities for cross-selling products and services.

   During March 2001, we completed the acquisition of the assets of Fasciano Company, Inc., an investment manager, which, through Michael Fasciano, managed the Fasciano Fund, a predecessor of Neuberger Berman Fasciano Fund, a small-cap blend mutual fund. The Neuberger Berman Fasciano Fund had approximately $200 million in assets under management at December 31, 2001.

   In November 2001, we acquired certain of the assets of Oscar Capital Management, LLC ("Oscar"), which resulted in approximately $800 million in assets under management transferring to Neuberger Berman at closing. These assets under management, which at December 31, 2001, were valued at approximately $900 million, are primarily comprised of high net worth separate accounts and investment partnerships. All four senior partners of Oscar joined Neuberger Berman as Managing Directors in our Private Asset Management Group.

   During 2001, we continued to expand our national presence with the opening of a new sales office in Washington, D.C. We increased our national sales force of Client Consultants, from 38 professionals at the end of 2000 to 40 as of December 31, 2001. In 2001, this national sales force generated approximately $1.7 billion in new assets under management.

Business Segments

   Our principal businesses include:

  .  Private Asset Management

  .  Mutual Fund and Institutional

  .  Professional Securities Services

   A fourth segment, "Corporate," reflects certain corporate results that are not directly related to the day-to-day operations of our principal business.

   We derive our revenues primarily from investment advisory and administrative fees, which are based on assets under management. Our fee revenue is supplemented by commissions and by income from our Professional Securities Services segment. We believe our business has attractive margins for several reasons:

  . the majority of our assets under management are held in equity accounts, which carry higher fees than fixed-income accounts;

  . 62% of our pre-tax earnings in 2001 were derived from our higher-margin Private Asset Management segment; and

  . we have effectively leveraged our franchise and infrastructure to enhance profitability by developing complementary businesses such as correspondent clearing and prime brokerage services.

Private Asset Management

   Our Private Asset Management segment provides customized discretionary investment management services for high net worth individuals, families and smaller institutions. It represented 48% of net revenues after interest expense in 2001.

   Assets under management in this segment were $25.0 billion as of December 31, 2001, including assets managed for clients of the Trust Companies. Net revenues after interest expense for 2001 were $295.7 million. This included $88.2 million in commission revenue, derived principally from listed equity trades executed as broker, on behalf of clients. In this segment, we managed approximately 16,000 accounts, through 6,000 relationships, with an average relationship size of $3.9 million.

   Private Asset Management has three components:

  .  Money Management

  .  Advisory Services

  .  Trust Services

   Money Management. Since our founding, we have specialized in personalized money management for high net worth investors. Our mission is to provide our clients with the highest caliber investment expertise, supported by outstanding personal service. Unlike many investment firms, we do not assign clients to a model portfolio. We tailor each client's portfolio individually, based on investment objectives, planning needs, and risk tolerance. We believe this strategy is best for clients, and it also increases our ability to attract experienced, talented money managers. Our Private Asset Management money managers have, on average, more than 25 years of investment experience, and each is free to pursue his or her investment style, subject to compliance oversight. The Private Asset Management segment has enjoyed long-term client loyalty, sometimes spanning several generations.

   Our money managers use a broad spectrum of investment styles, including growth and value for equities, fixed-income and international. They accommodate clients with broadly different objectives or special needs, such as investment restrictions or large holdings of stock options. As of December 31, 2001, we had 69 money managers in our Private Asset Management segment working in 30 teams.

   We vigorously seek to expand our assets under management through internal growth and new clients, as well as through the hiring of experienced money management teams (liftouts) and acquisitions of money management firms. We maintain a disciplined strategy for liftouts and acquisitions based on certain criteria that require that liftouts and acquisitions: 1) be accretive to earnings; 2) be consistent with our overall strategy; and 3) involve individuals who fit the Neuberger Berman culture in terms of client focus, integrity and dedication to investment excellence. We believe that by adhering to these criteria the result is stronger, more stable growth. Our liftout and acquisition strategy continued in 2001 with liftouts of several senior money management teams and the acquisition of certain of the assets of Oscar.

   In 2001, we continued to enhance the products and services we offer to our Private Asset Management clients. We introduced a cash management service and certain alternative investment products along with electronic account access and electronic trade confirmations. Additionally, we also enhanced our website. We believe these products and services improve our clients' experience with us, helping us to retain client relationships and to remain competitive with other financial services firms. We continue to explore and invest in products and services that support our mission of providing the highest caliber investment expertise with outstanding personal service.

   Advisory Services. We have a national sales force, which is composed of Client Consultants. It is dedicated to growing and supporting our Private Asset Management segment, including our money managers and Trust Companies. Our Client Consultants attract new clients and work with existing clients as liaisons to our money managers. In 2001, we continued to increase the number of our Client Consultants, as well as their geographic penetration, focusing on cities in which U.S. wealth is concentrated. At December 31, 2001, our Private Asset Management Advisory Services group included 40 professionals supported by 26 client service administrators, working in New York and regional offices in Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles, Miami, Philadelphia, San Francisco, Tampa, Washington, D.C. and West Palm Beach.

   Our Client Consultants are highly trained professionals with average industry experience of approximately 13 years. They work closely with our clients to develop customized asset allocation, trust services and estate and tax planning strategies. Our Client Consultants also frequently work with our clients' accountants and attorneys as part of a financial advisory team, and they cultivate relationships with these professional advisors. New assets generated by our national sales force grew from $807 million in 2000 to approximately $1.7 billion in 2001.

   Trust Services. The Private Asset Management segment offers its clients a wide array of trust services provided by our Trust Companies, integrating our investment management expertise with comprehensive, customized fiduciary services designed to assist clients build and protect wealth across generations.

   In January 2001, we received a national bank charter and established Neuberger Berman Trust Company, N. A., which we believe, along with Neuberger Berman Trust Company of Delaware, enhances our ability to design creative client solutions, and helps us retain client assets across generations. We provide comprehensive family wealth planning through an integrated approach to tax planning, fiduciary services, investment policy design and oversight. Working closely with family advisors and coordinating with EMM, our trust company executives strive to optimize wealth retention plans through flexible and customized solutions, integrating the money management expertise of Neuberger Berman, as appropriate. We believe these strengths afford us with a unique competitive advantage that is already resulting in large new client relationships. In 2001, the average relationship size of Trust Company clients served by our Client Consultants was over 50% greater than the average Private Asset Management relationship size.

   We believe that the combination of our money management expertise, national trust powers and wealth management services, and continuing investments in our technological infrastructure has strengthened our ability to attract new clients of larger size, to retain existing clients' assets across generations, and to cross-sell products and services.

Mutual Fund and Institutional

   Our Mutual Fund and Institutional segment includes our family of mutual funds, institutional separate account products and wrap products sponsored by third party brokerage firms and banks, which we offer to a wide array of clients, from the smallest individual investors to the largest institutions. This segment generated net revenues after interest expense of $223.7 million, which represented 36% of our net revenues after interest expense in 2001.

   Despite the challenging market conditions of 2001, we achieved a positive net cash inflow of $1.8 billion, which includes approximately $700 million related to the addition of a money management team and the acquisition of the assets of Fasciano Company, Inc., in our Mutual Fund and Institutional segment. Assets under management in this segment increased by $1.1 billion to approximately $34.0 billion as of December 31, 2001. Our Mutual Fund and Sub-Advised Account business and our Consultant Services Group business each contributed $1.1 billion in positive net cash flow, both delivering markedly stronger net cash flow activity compared to the previous year. These positive net cash inflows were partially offset by net cash outflows of $0.4 billion in our Institutional Separate Accounts business.

   The mutual funds and separate accounts in this segment cover a broad spectrum of asset types, investment styles and market capitalization ranges. Our equity products include large-cap, mid-cap and small-cap equity offerings, generally incorporating value, growth and blend investment styles as well as international and socially responsive products. Our fixed income products include domestic taxable and tax-exempt offerings of various duration, as well as global portfolios. We also offer balanced portfolios and money market products. We make our funds available directly to investors, without a sales load, and through third parties and sub-advisory relationships. We are making some progress in expanding our distribution channels and recently broadened our product mix with the addition of experienced professionals to direct an institutional real estate securities effort.

   Mutual Fund and Institutional has three components:

  .  Mutual Fund and Sub-Advised Accounts

  .  Institutional Separate Accounts (Equity and Fixed-Income)

  .  Consultant Services Group (Wrap accounts)

   Mutual Fund and Sub-Advised Accounts. As of December 31, 2001, we managed a total of $19.5 billion in assets in Mutual Funds and Sub-Advised Accounts. As a result of the completion in February 2001 of the reorganization of the operational structure of our Funds, as of year-end 2001, we managed 29 mutual funds (the "Fund(s)") as both adviser and sub-adviser. We also acted as sub-adviser for 16 additional mutual funds for non-affiliated financial services companies. Net revenues after interest expense were $157.7 million in 2001, consisting primarily of investment advisory and administrative fees and commissions. In addition to advisory and sub-advisory fees, we also derive revenues from administrative and service fees for accounting services, general mutual fund administration (such as coordinating board meetings, compliance programs and prospectuses, annual and semi-annual reports) and shareholder services. Approximately 52% of the commissions paid by the Funds were paid to Neuberger Berman, LLC for executing listed equity trades as broker.

   In the first quarter of 2001, we completed the acquisition of the assets of Fasciano Company, Inc. In connection with that acquisition we established the Neuberger Berman Fasciano Fund, a small-cap blend mutual fund, with approximately $200 million in assets under management at December 31, 2001. The small-cap blend strategy broadens our mutual fund product line by filling the "style box" categories between Genesis Fund, a small-cap value fund, and Millennium Fund, our small-cap growth fund. In December 2001, exceptional growth of assets in the Genesis Fund caused us to close the fund to new investors, and we anticipate that the Fasciano Fund may provide an alternative to investors interested in small-cap investment opportunities.

   We offer 19 of our Funds directly to the public with no sales charge. These cover all capitalization ranges, and generally include growth, value and blend investment styles, as well as international, socially responsive and fixed-income portfolios. We managed assets in direct-sold no load mutual funds that totaled $10.9 billion at December 31, 2001.

   We also make our Funds available through mutual fund supermarkets, broker-dealers, banks and through our internet site, where mutual fund investors can access account information and buy, sell and exchange Fund shares. The site also has Fund prospectuses and applications, daily share prices and performance, as well as articles and educational materials.

   Strategic alliances are an increasingly important distribution channel. As of December 31, 2001, we had alliances with 96 administrators of defined contribution plans (such as 401(k), 403(b) and nonqualified deferred compensation plans). These alliances allow us, as investment adviser, and these administrators, as recordkeepers and plan participant service providers, to perform the task each of us is best suited to carry out. Defined contribution plan assets under management in our Funds were $3.7 billion at December 31, 2001.

   We also had relationships with 45 insurance companies that offer variable annuity and variable life insurance products that may be invested, at the direction of policy holders, in certain of our Funds. As of December 31, 2001, assets under management in our Mutual Fund and Sub-Advised Accounts business included $2.3 billion in assets related to these insurance products.

   In addition, assets under management in the 16 sub-advised funds for non-affiliated financial services companies were $2.6 billion at December 31, 2001. Our continuing efforts to expand this business have been successful, and we believe we have excellent relationships with some of the leading financial services companies.

   We also make available mutual fund investment advisory services through our Advisory Services business. Advisory Services offers professional portfolio management and consolidated recordkeeping services for mutual fund investors seeking to build and monitor a customized portfolio of mutual funds from well-known fund groups, including our own Funds and mutual funds managed by third parties. As of December 31, 2001, we also had four "private-label" arrangements in which financial advisory companies marketed our Advisory Services product under another name with Neuberger Berman as the sub-adviser.

   When third parties make our products available to their clients, we generally pay the third parties for recordkeeping, sub-accounting or other services that they perform with respect to assets that are invested, either directly or indirectly, in the Funds.

   Institutional Separate Accounts (Equity and Fixed-Income). As of December 31, 2001, we managed $11.5 billion of institutional separate account assets. While our Institutional Separate Accounts business experienced net cash outflows of approximately $400 million for the year (primarily from fixed-income accounts) this marked a sharp improvement over more significant net cash outflows reported during the prior year. Net revenues after interest expense were $57.1 million in 2001, consisting primarily of investment advisory fees and commissions.

   We manage a range of domestic, international and global equity, balanced, fixed-income and cash management portfolios for approximately 250 client relationships. Some of our institutional separate account clients include: defined benefit and defined contribution plans for corporations and municipalities, Taft-Hartley plans, insurance companies, endowments and foundations, mutual funds sponsored by third parties and hospital and health care organizations.

   We offer 13 different equity investment styles to institutional investors, including small-, small/mid-, mid- and large-capitalization value and growth, as well as socially responsive, technology, international, global and emerging market portfolios. Our fixed-income separate account strategies include cash management, limited maturity, high yield, municipal, broad investment grade, opportunistic core and international. As bond managers, we are value oriented and use sector rotation and security selection to earn incremental yield. We use active duration management and volatility analysis to control risk, and, depending on market conditions, to protect principal or add capital appreciation.

   Consultant Services Group (Wrap Accounts). Our assets under management in wrap accounts grew strongly in 2001, from $1.8 billion at December 31, 2000 to $3.0 billion at December 31, 2001, in 14 wrap account programs sponsored by third party banks and brokerage firms. We attribute this growth to a combination of strong product performance, excellent customer support, and the continued popularity of this product with investors and financial intermediaries. Wrap account programs, which are designed to meet the needs of individuals and smaller institutions, offer comprehensive investment management services under a single fee structure covering all charges, including investment management, brokerage, custody, recordkeeping and reporting. Net revenues after interest expense were $8.9 million in 2001, consisting primarily of investment advisory fees.

   We have relationships with three of the four largest sponsors of separate account wrap programs. For separate account wrap programs we provide portfolio management in a variety of investment styles, including value, growth, blend and international, in small-, mid- and large-capitalization stocks. We believe the wrap account product will continue to grow in importance as a distribution channel for our money management expertise. We intend to keep seeking new relationships, as well as to increase the variety of investment styles that we offer through this channel. In addition to separate account wrap programs, some of the sponsors also offer Mutual Fund wrap programs in which we participate.

Professional Securities Services

   Our Professional Securities Services segment leverages our asset management infrastructure to provide services to the professional investment community and ultra affluent individuals and families.

   Clients of our Professional Securities Service segment call upon us for trade execution, clearing, custody, margin financing, portfolio reporting and trust services. We provide our research to about 200 outside investment managers. We also act as market maker for approximately 160 securities traded primarily on the Nasdaq National Market System. Because these services are based upon the capabilities and resources developed for our asset management businesses, we generally can provide these services at a modest incremental cost. Commissions, clearance fees and net interest income provide a significant portion of this segment's revenues. Net revenues after interest expense were $98.9 million in 2001.

   Professional Securities Services has four components:

  .  Professional Investor Clearing Services

  .  Wealth Management Services

  .  Research Sales

  .  Other Activities

   Professional Investor Clearing Services. As of December 31, 2001, we provided prime brokerage services to 64 private investment partnerships, registered investment advisers and family offices, up from 61 as of December 31, 2000. We provided correspondent clearing services to 20 introducing brokers, up from 11 at the prior year end. These services include trade execution, custody, clearance and settlement, margin financing and the borrowing of securities to meet short sale obligations and portfolio reporting. In some instances, we provide our clients with the use of a fully equipped office facility. A dedicated sales team markets these services directly and through advertising in trade publications. We also seek to cross-sell our other services to these clients, including research sales and trust and custody services. Net revenues after interest expense were $48.2 million in 2001, consisting primarily of commissions, clearance fees and net interest income.

   Wealth Management Services. The Wealth Management Services business provides financial advice independent of our other business segments, through the Trust Companies and EMM. The services offered to high net worth individuals, wealthy families and family offices include:

  .  Wealth Management, Retirement, Estate and Gift Tax Planning

  .  Trust Administration, Agency and Custody Services

  .  Investment Policy Design, Manager Selection and Oversight

  .  Executor Services

  .  Charitable Gift Planning and Administration

  .  Retirement Plan and IRA Administration

   Our Trust Companies provide comprehensive wealth planning services to high net worth individuals and families in addition to personal fiduciary, administrative, trustee and executor services. Our team of trust professionals works closely with clients and their advisors to customize and implement plans designed with an integrated approach to investment management and estate and tax planning and administration, with the goal of providing continuity and consistency of performance over time.

   Additional services offered to business owners include employee benefit plan and ESOP design, management and administrative services. We also furnish investment and administration services for charities' planned giving programs. All clients can also benefit from the Trust Companies' ability to deliver multi-manager custody and consolidated performance and risk management oversight and reporting.

   To further enhance our comprehensive wealth management capabilities, we acquired EMM in the first quarter of 2001. EMM acts as an independent counselor to ultra affluent clients to assist them in preserving and enhancing their financial position. Among its personal and professional management services, EMM provides: comprehensive tax planning and administration; estate, trust and gift planning strategy; family office management; contract structuring and analysis; and insurance planning. As do the Trust Companies, EMM provides independent investment advisory services, which include: asset allocation; objective investment manager selection among a wide array of asset managers which may include Neuberger Berman; and performance monitoring.

   We believe that the sophisticated wealth management advisory expertise provided by EMM and our Trust Companies enhances our ability to attract new clients with substantial assets, retain existing clients' assets, and cross-sell Neuberger Berman's products and services. Net revenues after interest expense provided by our Wealth Management Services were $6.1 million in 2001, consisting primarily of investment advisory fees.

   Research Sales. Our centralized research department regularly prepares and updates research reports for our Private Asset Management and Mutual Fund and Institutional businesses. As an independent asset manager, the primary goal of our research capability is to advance the creative sharing of ideas among our portfolio managers. As of December 31, 2001, nine sales professionals in the research sales group also made these research reports available to approximately 200 third-party investment managers. If these third-party managers decide to buy or sell securities based on this research, they usually place their trades through us, although they have no obligation to do so. As of December 31, 2001, the research sales group also included eight traders who execute these brokerage transactions. Through our corporate relationships, we participate as part of selling groups in public offerings of securities (we do not participate in such offerings, however, for our advisory clients). Net revenues after interest expense were $21.9 million in 2001, consisting primarily of commissions.

   Other Activities. Professional Securities Services also includes market making activities, global securities lending, custody and recordkeeping services and treasury management. As of December 31, 2001 we acted as market maker for approximately 160 securities traded primarily on the Nasdaq National Market System, buying or selling such securities as principal. We impose strict limits on the trading desk and the individual traders to control our risk. We provide custody and recordkeeping services to clients of our Trust Companies. We also generate net interest income by managing cash available as a result of our broker-dealer activities. Net revenues after interest expense were $22.7 million in 2001, consisting primarily of principal transactions in securities and net interest income.

Investment Process and Research

   Our portfolio managers generally base their decisions on fundamental research, attempting to make knowledgeable judgments about the investment merits of industry groups and specific companies. Our centralized research department supports all of our investment professionals. Organized primarily by industry, our securities analysts are responsible for understanding developments within the companies and industries they follow. To do this, they meet with senior management of companies they follow and interview customers and competitors of those companies. In some cases, they employ specialized consultants and develop earnings and cash flow estimates. At present, there are 14 analysts in the research department, supported by 19 associate analysts. They follow approximately 500 companies.

   In addition to our centralized research department, many of our investment groups employ dedicated analysts who focus on securities of particular interest to their specific investment approach. Their research is augmented by an established program of on-site visits between our portfolio managers and analysts and the senior management teams of corporations. Hundreds of such meetings occurred in 2001. They provide the portfolio managers and analysts with valuable insight and perspective into a company's business, management strategy and financial prospects. We believe that our long-standing dedication to unbiased, fundamental research distinguishes us from many of our competitors. Ultimately, each money manager is responsible for stock selection, tax sensitivity and the timing of purchases and sales of securities. This permits the manager to adhere to his or her investment style and to respond quickly to market opportunities or risks. This flexibility allows our money managers to do what they believe is best for our clients, without the administrative delays of a system where an investment committee dictates security selection.

Technology Initiatives

   Technology is critical to our mission of superior investment performance and excellent customer service. We continue to invest in technology, both to enhance our clients' experience with us and to achieve operating cost savings.

   In 2001, we launched a new website with an architecture that provides a customized experience for different types of users. The site targets both existing clients and prospects for all of our core businesses, as well as the financial advisors and other intermediaries who work with our clients' accounts. The unifying theme of the site is our commitment to personalized investing and excellent customer service. The site encourages clients to access their account records and perform transactions with us electronically.

   Creative and appropriate uses of technology provide our clients with greater convenience in accessing their records or communicating with us. It can also reduce our operating costs by converting certain high-cost procedures, such as the mailing of compliance materials, into electronic delivery. In 2001 we launched several programs with these benefits in mind, including electronic trade confirmation and electronic delivery of certain compliance material.

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

   We compete with a large number of investment management firms. These include global and domestic investment management companies, commercial banks, brokerage firms, insurance companies and other financial institutions. Many competing firms are parts of larger financial services companies and attract business through numerous avenues including retail bank offices, investment banking and underwriting contacts, insurance agencies and broker-dealers.

   U.S. banks and insurance companies can now affiliate with securities firms. This has accelerated consolidation within the money management and financial services industries. It has also increased the variety of competition for traditional money management firms, which businesses are limited to investing assets on behalf of institutional and individual clients. In addition, foreign banks and investment firms have entered the U.S. money management industry, either directly or through partnerships or acquisitions.

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

Regulation

   Our business and the securities industry in general are subject to extensive regulation in the United States at both the federal and state level, as well as by self-regulatory organizations. The financial services industry is one of the nation's most extensively regulated industries. The Securities and Exchange Commission ("SEC") is responsible for enforcing the federal securities laws and serves as a supervisory body for all federally registered investment advisers, as well as for national securities exchanges and associations. Our subsidiaries, Neuberger

Berman, LLC and Neuberger Berman Management Inc., are registered investment advisers and broker-dealers. The regulation of broker-dealers has, to a large extent, been delegated by the federal securities laws to self-regulatory organizations. These self-regulatory organizations include all the national securities and commodities exchanges and the National Association of Securities Dealers, Inc. ("NASD"). Subject to approval by the SEC and the Commodity Futures Trading Commission ("CFTC"), the self-regulatory organizations adopt rules that govern the industry and conduct periodic examinations of the operations of Neuberger Berman, LLC and Neuberger Berman Management Inc. The NYSE and the NASD are the respective designated self-regulatory organizations for Neuberger Berman, LLC and Neuberger Berman Management Inc. In addition, these subsidiaries are subject to regulation under the laws of the fifty states, the District of Columbia and certain foreign countries in which they are registered to conduct securities, investment advisory or commodities businesses.

   Neuberger Berman, LLC, Neuberger Berman Management Inc. and certain of our subsidiaries, are registered as investment advisers with the SEC. As registered investment advisers, each is subject to the requirements and regulations of the Investment Advisers Act. Such requirements relate to, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and advisory clients, as well as general anti-fraud prohibitions. Moreover, Neuberger Berman, LLC and Neuberger Berman Management Inc. and the Funds are subject to the Investment Company Act rules and regulations. The Investment Company Act regulates the relationship between a mutual fund and its investment adviser and prohibits or severely restricts principal transactions and joint transactions.

   Neuberger Berman, LLC is registered with the CFTC as a futures commission merchant and, along with one of our subsidiaries, is registered as a commodity pool operator and commodity trading adviser. Our commodity futures and options activities are also regulated by the National Futures Association. Neuberger Berman, LLC limits its futures and options activities to those permitted by the CFTC to be provided with reduced disclosure and other requirements to certain eligible clients.

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

   Our Trust Companies are supervised by federal or state banking authorities, which regulate such matters as policies and procedures relating to conflicts of interest, account administration and overall governance and supervisory procedures. Neuberger Berman Trust Company, N.A. is regulated by the Office of the Comptroller of the Currency of the United States. Neuberger Berman Trust Company of Delaware is subject to oversight by the State Bank Commissioner of the State of Delaware.

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

   On October 26, 2001, President Bush signed the USA PATRIOT Act, aimed at giving the government new powers in the war on terrorism. Title III of the new legislation, the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001, imposes significant new anti-money laundering requirements on all financial institutions, including domestic banks and domestic operations of foreign banks, broker-dealers, futures commission merchants and investment companies.

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

   As of December 31, 2001, Neuberger Berman, LLC was required to maintain minimum net capital of approximately $26 million and had total excess net capital of approximately $210 million. As of December 31, 2001, Neuberger Berman Management Inc. was required to maintain minimum net capital of $250,000 and had total excess net capital of approximately $13 million.

Intellectual Property

   We regard our name as material to our business, and the name "Neuberger Berman" is a trademark registered with the U.S. Patent and Trademark Office. We also currently hold trademark registrations relating to the Funds.

Employees

   As of December 31, 2001, we employed 1,268 people. None of our personnel are covered by a collective bargaining agreement. We consider our relations with our personnel to be satisfactory.

Item 2.--PROPERTIES

   Our executive office is located in leased office space at 605 Third Avenue, New York, New York. We also lease premises at 55 Water Street, New York, New York for our securities clearing operation, at 220 East 42/nd/ Street, New York, New York for the operations of EMM, and at 600 Third Avenue, New York, New York for use by certain of our Professional Investor Clearing Services clients. A growth equity management group and the Fasciano group operate alongside sales personnel in office spaces leased in Boston, Massachusetts, and Chicago, Illinois, respectively. In addition, as of December 31, 2001, we have leased premises primarily for use as regional sales offices in Atlanta, Georgia; Los Angeles and San Francisco, California; Dallas and Houston, Texas; Columbia, Maryland; Philadelphia, Pennsylvania; Miami, Tampa and West Palm Beach, Florida; and Washington, D.C. Neuberger Berman Trust Company of Delaware leases office space in Wilmington, Delaware and Neuberger Berman Trust Company, N.A. leases office space in Seattle, Washington. We do not own any real property.

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

PART II

Item 5.--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The following table sets forth, for the fiscal quarters indicated, the high and low closing prices per share of our common stock ("NEU"), as reported by the NYSE:

       Year                                               High     Low
       ----                                              ------- -------
       2000
       First Quarter.................................... $19.250 $15.917
       Second Quarter................................... $31.667 $18.333
       Third Quarter.................................... $42.250 $29.959
       Fourth Quarter................................... $56.000 $38.583

       2001
       First Quarter.................................... $55.207 $40.247
       Second Quarter................................... $55.347 $38.027
       Third Quarter.................................... $46.667 $31.850
       Fourth Quarter................................... $44.720 $33.350

   As of February 15, 2002, the closing sales price per share for our common stock was $42.40. There were approximately 99 stockholders of record of our common stock at February 15, 2002. We estimate that as of February 15, 2002, there were approximately 2,500 beneficial stockholders whose shares were held in street name.

   Dividends of $0.067 per share of our common stock were declared on April 13, 2000, July 18, 2000, October 17, 2000, January 18, 2001 and April 18, 2001. On
July 23, 2001, the Board of Directors of Neuberger Berman Inc. (the "Board") declared a three-for-two split in our common stock in the form of a 50% stock dividend. The Board also approved an increase in the quarterly cash dividend to $0.075 per share on a post-split basis, reflecting a 12 1/2% increase in the cash dividend. Dividends of $0.075 per share of our common stock were declared on July 23, 2001 and October 22, 2001. The holders of our common stock share proportionately on a per share basis in all dividends declared by our Board.

   The declaration of dividends by Neuberger Berman Inc. is subject to the discretion of our Board. Our Board will take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our Board may deem relevant. See "Business--Net Capital Requirements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of certain limitations on our receipt of funds from our regulated subsidiaries.

   To the extent that assets are used to meet minimum net capital requirements of Neuberger Berman, LLC and Neuberger Berman Management Inc. under the Rule, they are not available for distribution to stockholders as dividends. See "Business--Net Capital Requirements." In addition, the debt covenants related to Neuberger Berman, LLC's outstanding $35 million subordinated note and $100 million committed line of credit include certain covenants that limit the percentage by which the aggregate unpaid principal amount of subordinated liabilities exceeds total regulatory capital and impose a dollar amount below which total ownership capital cannot fall. These covenants may further restrict our ability to pay dividends to stockholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

   Our Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees under our employee stock purchase plans. Since the inception of our common stock repurchase program, we have repurchased 5,529,001 shares of common stock, including 2,400,900 shares which were repurchased from a limited number of former principals in a transaction that followed the secondary offering in July, for approximately $202 million. We used cash flows from operations and the proceeds from our debt offering to fund the purchases of these shares. As of December 31, 2001, authorizations for the repurchase of up to $48 million of our common stock remain in effect.

   On July 5, 2001, former principals and certain of our employees completed the sale of 5,906,949 shares of common stock in an underwriting offering. Although we did not receive any proceeds from the sale of our common stock, the ownership percentage of our employees and retired principals decreased to 76% from 85%, increasing our public float.

Item 6.--SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data for each of our five years ended December 31, should be read in conjunction with the respective consolidated financial statements and related notes thereto, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," as applicable. Per share data has been retroactively adjusted to reflect a three-for-two stock split in our common stock effective August 16, 2001.

                                                As Of and For The Years Ended December 31,
                                          -------------------------------------------------------
                                             2001       2000       1999        1998       1997
                                          ---------- ---------- ----------  ---------- ----------
Operating Data (in thousands):
   Net revenues after interest expense... $  613,282 $  616,347 $  572,912  $  582,134 $  502,525
                                          ========== ========== ==========  ========== ==========
   Net income before taxes............... $  229,059 $  246,921 $  123,372  $  294,457 $  273,839
   Tax (benefit) expense.................     96,391     96,565    (12,195)      9,506      8,857
                                          ---------- ---------- ----------  ---------- ----------
   Net income............................ $  132,668 $  150,356 $  135,567  $  284,951 $  264,982
                                          ========== ========== ==========  ========== ==========
Per Share Data:
   Net income per share--Basic........... $     1.85 $     2.04 $     2.04  $     4.45 $     4.05
   Net income per share--Diluted.........       1.82       2.02       2.04        4.45       4.05
   Cash dividends declared...............       0.28       0.20       0.07          --         --
   Cash dividends paid...................       0.28       0.27         --          --         --
   Book value per share--Basic...........       4.64       4.78       3.34        1.71       1.71
   Book value per share--Diluted (1).....       6.11       6.34       3.34        1.71       1.71

Balance Sheet Data (in thousands):
   Total assets.......................... $4,382,487 $4,421,763 $3,847,608  $3,829,435 $2,410,213
   Debt..................................    186,420     35,000     35,000      50,000         --
   Principals' capital and stockholders'
     equity..............................    326,390    350,139    248,802     109,199    159,031

Assets Under Management (in millions)     $   59,048 $   55,486 $   54,399  $   55,587 $   53,511

--------
Note 1: Assumes exercise of stock options that have intrinsic value as well as vesting of restricted stock awards, including associated tax benefits.

Item 7.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

   Set forth on the following pages is management's discussion and analysis of the results of operations for the years ended December 31, 2001, 2000 and 1999. Such information should be read in conjunction with our Consolidated Financial Statements together with the Notes to the Consolidated Financial Statements. Share and per share data have been retroactively adjusted to reflect a three-for-two stock split in our common stock effective August 16, 2001.

Forward Looking Statements

   Our disclosure and analysis in this report and in documents that are incorporated by reference contain some forward looking statements. Forward looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results. Although we believe that our expectations and beliefs are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that our actual results will not differ materially from our expectations or beliefs. Some of the factors that could cause our actual results to differ from our expectations or beliefs include, without limitation, the adverse effect from a decline in the securities markets or if our products' performance declines, a general downturn in the economy, changes in government policy or regulation, our inability to attract or retain key employees and unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations. These statements are provided as permitted by the Private Litigation Reform Act of 1995. We undertake no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

   When we use the terms "Neuberger Berman," "we," "us," and "our," we mean, prior to the IPO, Neuberger Berman, LLC, a Delaware limited liability company, and its consolidated subsidiaries, and Neuberger Berman Management Inc., a New York corporation, and their predecessors, and, after the IPO, we mean Neuberger Berman Inc., a Delaware corporation, and its consolidated subsidiaries.

   When we use the term "Trust Companies," we mean Neuberger Berman Trust Company, N.A. (formerly Neuberger Berman National Trust Company), which holds a national bank charter, and Neuberger Berman Trust Company of Delaware, a non-depository limited purpose trust company chartered under the Delaware Banking Code; however, in certain circumstances, as the context may require, the term "Trust Companies" includes Neuberger Berman Trust Company of Florida and Neuberger Berman Trust Company, which, as the result of the consolidation of our trust business under the framework of our national trust company, were liquidated with a related transfer of certain assets to, and merged with and into Neuberger Berman Trust Company, N.A., respectively, during the third and fourth quarters of 2001.

Business Environment

   The financial markets suffered a turbulent year in 2001, overshadowed by the tragic events of September 11/th/. The economic aftershocks of the attacks--a sharp drop in consumer and business spending--exacerbated an already difficult year in the financial markets. The U.S. economy had entered a recession starting in March 2001, according to the National Bureau of Economic Research, and the equity markets remained deeply below their peak levels reached in March 2000. Weakening investor confidence drove the Standard & Poor's 500 Index down 13.0% in 2001, its second negative annual return in a row. Almost every major equity index yielded negative returns for the year: the Dow Jones Industrial Average dropped 7.1%; the Nasdaq Composite Index declined 21.0%; and international stocks, as represented by the MSCI EAFE Index, fell 22.6%.

   Signs of economic recovery began to emerge late in the year, due in part to fiscal and monetary stimuli. Throughout 2001, the Federal Reserve Board engaged in a massive interest-rate cutting campaign, lowering short-term interest rates to 1.75%, the lowest level in 40 years. In Washington, D.C., a new administration also enacted major tax law changes to boost investments and cut taxes for investors. Although the S&P 500 Index plunged after the September 11/th/ attacks, hitting a low point of 965.80 on September 21/st/, it rallied in December and ended the year at 1,148.08. However, the S&P 500 remained well below its record peak of 1,527.46, achieved on March 24, 2000.

   While equity markets suffered in 2001, fixed income markets rallied, due in part to the Federal Reserve Board's rate-cutting actions and a "flight to safety" by investors. The Lehman Brothers Aggregate Bond Index rose 8.4% during the year. In an unexpected move, the U.S. Treasury Department halted issuance of 30-year bonds, spurring demand for long-term fixed-income securities in other areas of the bond market. The U.S. Agency market performed strongly as buyers flocked to the high-quality issues. Corporate bonds also performed well as a class, despite record supply and rising credit quality concerns. According to Moody's Investor Services, credit downgrades in 2001 outnumbered upgrades by a ratio of 2.9 to 1, marking the steepest decline in corporate credit since 1991. The December 2, 2001 bankruptcy filing of Enron Corp. heightened volatility in the energy sector, with ripple effects spreading to other sectors as well, particularly among conglomerates and companies with complex financing structures.

   The developments in the market were mostly unfavorable for the securities industry. Declining asset values and narrowing interest rate spreads tended to reduce profits from client financings. Also, the implementation of decimal-based pricing in the stock market squeezed profit margins in the market making and trading businesses.

   In this environment, we remain confident that our diversified family of investment products and services will help us weather turbulent markets. Despite the volatile market conditions of 2001, we increased our assets under management by more than 6% to $59.0 billion, from $55.5 billion in 2000. Notably, the value style of investing continued to gain favor: the S&P Barra Value Index outperformed the S&P Barra Growth Index for the second year in a row. While we offer all styles of investing, we believe our longstanding expertise in value investing will continue to serve us well in a difficult market environment.

   The increase in our assets under management during this time period supported our belief that difficult market conditions tend to convince more investors--both individual and institutional--of the inherent value, over the long term, of seeking professional advice and active management of their money.

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

   Through our broker-dealer, Neuberger Berman, LLC, we earn commissions by executing equity securities transactions for private asset management, mutual fund and institutional clients as well as for third parties in professional investor clearing services and research sales transactions. The majority of our commissions are earned from transactions for private asset management clients. Our commissions, derived from all business segments, may fluctuate based on general market conditions. Also, through Neuberger Berman, LLC, we earn clearance fees for the settlement of securities transactions for various introducing brokers.

   We generate additional income by managing cash balances available as a result of our broker-dealer activities. The three principal areas from which we generate net interest income are treasury management (managing overnight cash balances), global securities lending activities and client cash and margin balances. We evaluate these activities by focusing on net interest income. Net interest income fluctuates based on general market conditions, prevailing interest rates and the amount of client cash and margin balances.

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

   On October 7, 1999, the members of Neuberger Berman, LLC and the shareholders of Neuberger Berman Management Inc. exchanged their ownership interests for 64.1 million shares of our common stock (the "Exchange"). On October 13, 1999, we completed our initial public offering (the "IPO"). In that offering, we sold 4.5 million shares of common stock and received net proceeds after expenses of approximately $88 million. In addition, certain of our stockholders who received our common stock in the Exchange sold 6,329,545 shares of that stock in the IPO. We did not receive the proceeds from the sale of that stock. In connection with our IPO, we incurred pre-tax reorganization and IPO charges totaling approximately $150.1 million (the "Reorganization and IPO Charges"). The Reorganization and IPO Charges were principally comprised of an initial, irrevocable non-cash contribution of common stock to our employee defined contribution stock incentive plan trust (the "Stock Incentive Plan") of $134.3 million, a cash contribution to the Neuberger Berman Foundation of $10.0 million and severance and other charges of $5.8 million. To allow for a more consistent analysis of expenses, these Reorganization and IPO Charges have not been directly considered in the discussion of operating results.

   Prior to the Exchange, Neuberger Berman, LLC did not pay United States federal and state taxes because, as a limited liability company, it was treated as a partnership for tax purposes, and its members were taxed on their proportionate share of Neuberger Berman, LLC's taxable income or loss. Neuberger Berman Management Inc., as an S-Corporation, also did not pay United States federal taxes prior to the Exchange, but was subject to certain state and local taxes, and its shareholders were responsible for their own federal income taxes. Effective with the Exchange, we became subject to federal, state and local income taxes and we file a consolidated federal income tax return.

Results of Operations

   Our business is divided functionally into three major business segments:
Private Asset Management, Mutual Fund and Institutional and Professional Securities Services. Our Private Asset Management segment provides customized investment management services for high net worth individuals, families and smaller institutions through money management, advisory services and trust services. The investment advisory and administrative services that we provide through our Mutual Fund and Institutional segment include: the management of the Neuberger Berman family of mutual funds, investment management of institutional separate account products and wrap products sponsored by third party brokerage firms and banks. Our Professional Securities Services segment provides trade execution, clearing, custody, margin financing, portfolio reporting and trust services through professional investor clearing services, wealth management services, research sales and other activities, including market making, global securities lending, custody and recordkeeping services and treasury management. The Corporate segment reflects certain corporate results that are not directly related to the day-to-day operations of our principal business. These include results from investments in our mutual funds, corporate marketing expense, interest on long-term debt and goodwill amortization. Prior periods have been revised to conform with current year presentation. Each of our business segments represents a grouping of financial activities and products with similar characteristics. The following tables of selected financial data present our business segments in a manner consistent with the way that we manage our businesses.

                             RESULTS OF OPERATIONS
                                (in thousands)

                                      Private      Mutual     Professional
                                       Asset      Fund and     Securities
For The Year Ended December 31, 2001 Management Institutional   Services   Corporate  Total
------------------------------------ ---------- ------------- ------------ --------- --------
Net revenues (loss) after interest
  expense...........................  $295,738    $223,700      $ 98,925   $ (5,081) $613,282
Operating expenses..................   154,069     140,641        71,833     17,680   384,223
                                      --------    --------      --------   --------  --------
Net income (loss) before taxes......  $141,669    $ 83,059      $ 27,092   $(22,761) $229,059
                                      ========    ========      ========   ========  ========

                                      Private      Mutual     Professional
                                       Asset      Fund and     Securities
For The Year Ended December 31, 2000 Management Institutional   Services   Corporate  Total
------------------------------------ ---------- ------------- ------------ --------- --------
Net revenues (loss) after interest
  expense...........................  $290,746    $224,064      $104,981   $ (3,444) $616,347
Operating expenses..................   144,034     147,455        63,523     14,414   369,426
                                      --------    --------      --------   --------  --------
Net income (loss) before taxes......  $146,712    $ 76,609      $ 41,458   $(17,858) $246,921
                                      ========    ========      ========   ========  ========

                                      Private      Mutual     Professional
                                       Asset      Fund and     Securities
For The Year Ended December 31, 1999 Management Institutional   Services   Corporate  Total
------------------------------------ ---------- ------------- ------------ --------- --------
Net revenues (loss) after interest
  expense...........................  $260,114    $233,609      $ 80,709   $ (1,520) $572,912
Operating expenses (1)..............    86,847     150,362        51,494     10,783   299,486
                                      --------    --------      --------   --------  --------
Net income (loss) before
  Reorganization and IPO Charges
  and taxes.........................  $173,267    $ 83,247      $ 29,215   $(12,303) $273,426
                                      ========    ========      ========   ========  ========

--------
Note 1: Total operating expenses on a pro forma basis, which assumes the Exchange had taken place at the beginning of the year, would have been higher by $44,157 for the year ended December 31, 1999. The pro forma adjustment is made to recognize as compensation expense distributions of capital made prior to the Exchange.

                            ASSETS UNDER MANAGEMENT
                                 (in millions)

                                                   As Of and For The Years Ended
                                               -------------------------------------
                                               December 31, December 31, December 31,
                                                   2001         2000         1999
                                               ------------ ------------ ------------
PRIVATE ASSET MANAGEMENT
Assets under management, beginning of year....   $22,510      $21,539      $18,267
                                                 -------      -------      -------
   Net additions..............................     2,734        1,154          324
   Market appreciation (depreciation).........      (240)        (183)       2,948
                                                 -------      -------      -------
   Total increase.............................     2,494          971        3,272
                                                 -------      -------      -------
Assets under management, end of year (1)......   $25,004      $22,510      $21,539
                                                 =======      =======      =======
MUTUAL FUND & INSTITUTIONAL
Equity Separate Accounts
Assets under management, beginning of year....   $ 6,402      $ 6,458      $ 7,800
                                                 -------      -------      -------
   Net withdrawals............................       (45)        (494)      (2,592)
   Market appreciation (depreciation).........       (67)         438        1,250
                                                 -------      -------      -------
   Total decrease.............................      (112)         (56)      (1,342)
                                                 -------      -------      -------
Assets under management, end of year..........   $ 6,290      $ 6,402      $ 6,458
                                                 =======      =======      =======
Fixed Income Separate Accounts
Assets under management, beginning of year....   $ 5,298      $ 5,924      $ 6,949
                                                 -------      -------      -------
   Net withdrawals............................      (382)      (1,084)        (932)
   Market appreciation (depreciation).........       313          458          (93)
                                                 -------      -------      -------
   Total decrease.............................       (69)        (626)      (1,025)
                                                 -------      -------      -------
Assets under management, end of year..........   $ 5,229      $ 5,298      $ 5,924
                                                 =======      =======      =======
Consultant Services Group
Assets under management, beginning of year....   $ 1,796      $ 1,839      $ 1,671
                                                 -------      -------      -------
   Net additions (withdrawals)................     1,147         (158)         133
   Market appreciation........................        94          115           35
                                                 -------      -------      -------
   Total increase (decrease)..................     1,241          (43)         168
                                                 -------      -------      -------
Assets under management, end of year..........   $ 3,037      $ 1,796      $ 1,839
                                                 =======      =======      =======
Mutual Fund and Sub-Advised Accounts
Assets under management, beginning of year (2)   $19,480      $18,639      $20,900
                                                 -------      -------      -------
   Net additions (withdrawals)................     1,094          546       (4,257)
   Market appreciation (depreciation).........    (1,086)         295        1,996
                                                 -------      -------      -------
   Total increase (decrease)..................         8          841       (2,261)
                                                 -------      -------      -------
Assets under management, end of year (2)......   $19,488      $19,480      $18,639
                                                 =======      =======      =======
Sub-Total Mutual Fund & Institutional
Assets under management, beginning of year....   $32,976      $32,860      $37,320
                                                 -------      -------      -------
   Net additions (withdrawals)................     1,814       (1,190)      (7,648)
   Market appreciation (depreciation).........      (746)       1,306        3,188
                                                 -------      -------      -------
   Total increase (decrease)..................     1,068          116       (4,460)
                                                 -------      -------      -------
Assets under management, end of year..........   $34,044      $32,976      $32,860
                                                 =======      =======      =======
TOTAL
Assets under management, beginning of year....   $55,486      $54,399      $55,587
                                                 -------      -------      -------
   Net additions (withdrawals)................     4,548          (36)      (7,324)
   Market appreciation (depreciation).........      (986)       1,123        6,136
                                                 -------      -------      -------
   Total increase (decrease)..................     3,562        1,087       (1,188)
                                                 -------      -------      -------
Assets under management, end of year (3)......   $59,048      $55,486      $54,399
                                                 =======      =======      =======

--------
Note 1: As of December 31, 2001, Private Asset Management includes $49 of assets invested in EMM's Fund of Funds product.
Note 2: Mutual Fund and Institutional includes $121 and $88 of client assets invested in the Advisory Services wrap mutual fund program with third party funds, as of December 31, 2001 and 2000, respectively.
Note 3: As of December 31, 2001 and 2000, the equity component of assets under management approximates 71% and 73%, respectively.

2001 Compared with 2000

   We reported net income before taxes of $229.1 million for the year ended December 31, 2001, representing a decrease of $17.9 million or 7.2%, compared to $246.9 million for the year ended December 31, 2000. Our net revenues after interest expense were $613.3 million for the year ended December 31, 2001, a decrease of $3.1 million or 0.5%, compared to $616.3 million for the same period in 2000. Our results for 2001 reflect an increase in net revenues after interest expense in Private Asset Management, which was more than offset by decreases in net revenues after interest expense in Mutual Fund and Institutional and Professional Securities Services and by a larger net loss after interest expense in our Corporate segment. Assets under management increased to $59.0 billion at December 31, 2001, up $3.6 billion or 6.4% when compared to $55.5 billion at December 31, 2000. Net asset additions during 2001 in Private Asset Management and Mutual Fund and Institutional of $2.7 billion and $1.8 billion, respectively, were partially offset by market depreciation in Private Asset Management and Mutual Fund and Institutional of $0.2 billion and $0.7 billion, respectively. The closing of the U.S. equity markets for four trading days as a result of the September 11/th/ tragedy did not significantly impact our brokerage related revenue.

   Private Asset Management. Our net revenues after interest expense increased 1.7% to $295.7 million for 2001, from $290.7 million for 2000. Our investment advisory fees increased 5.5% to $202.0 million for 2001, from $191.4 million for 2000, primarily due to increases in average quarterly billable assets under management from $22.0 billion in 2000 to $ 22.8 billion in 2001. Assets under management at December 31, 2001, which included approximately $900 million related to our acquisition of certain of the assets of Oscar Capital
Management, LLC, reached a record level of $25.0 billion, up 11.1% from $22.5 billion at the end of the year 2000. As a result, we expect our investment advisory fees, which are based on the previous quarter's ending asset levels, to increase in the first quarter of 2002. Higher transaction volume resulted in an increase in overall commission generating shares, although this was more than offset by lower commission activity in certain accounts. As a result, our commissions decreased 6.1% to $88.2 million in 2001, from $94.0 million in 2000.

   Mutual Fund and Institutional. Our net revenues after interest expense decreased 0.2% to $223.7 million for 2001, from $224.1 million for 2000. Our investment advisory and administrative fees decreased 0.5% to $205.9 million for 2001, from $207.0 million for 2000, due primarily to decreases in fees from our institutional separate account and mutual fund businesses, partially offset by an increase in fees due to higher asset levels in our wrap business as well as a full year's fees from our Advisory Services product. Our commissions increased 4.2% to $17.7 million in 2001, from $17.0 million for 2000, as a result of an increase in commission generating share transactions.

   Professional Securities Services. Our net revenues after interest expense decreased 5.8% to $98.9 million for 2001, from $105.0 million for 2000. Our investment advisory fees increased to $5.7 million for 2001, from $1.5 million for 2000, due primarily to an increase in our wealth management services resulting from the acquisition of Executive Monetary Management, Inc. Our commissions increased 8.7% to $38.8 million in 2001, from $35.7 million in 2000, as a result of an increase in commission generating share transactions in our prime brokerage and research sales businesses. Our net gain resulting from principal transactions decreased 63.4% to $3.9 million in 2001, from $10.7 million in 2000, primarily due to a decline in market making activity related to a combination of the drop in the Nasdaq market and the narrowing of transaction spreads as a result of the continued implementation of the decimalization program. Our net interest income decreased 11.8% to $33.8 million in 2001, from $38.3 million in 2000, primarily due to lower average balances related to client financing and narrowing interest spreads resulting from the decrease in absolute interest rates. This was partially offset by increases in net interest attributable to our global securities lending business, dividend and interest income related to excess cash positions and our investment in municipal bonds, as well as a reduction in interest expense due to lower bank loan requirements. Our other income decreased 37.8% to $3.3 million in 2001, from $5.3 million in 2000, primarily due to a decrease in syndicate activity.

   Corporate. Our net loss after interest expense increased to $5.1 million in 2001, from $3.4 million in 2000, primarily as a result of interest expense related to our long-term debt.

   Operating Expenses. Our total operating expenses were $384.2 million in 2001, an increase of $14.8 million or 4.0% when compared to $369.4 million for 2000. Employee compensation and benefits increased to $253.4 million in 2001, up $7.9 million or 3.2% from $245.4 million for 2000. This was primarily due to increases in salaries, benefits and production compensation, which were partially offset by a decrease in incentive compensation. Our rent and occupancy costs increased to $20.8 million in 2001, up $3.0 million or 17.0% from $17.8 million in 2000, primarily due to additional costs associated with expansion in our principal place of business coupled with the full year of rent expense for the branch offices opened during 2000. Our brokerage, clearing and exchange fees increased to $12.0 million in 2001, up $1.5 million or 14.3% from $10.5 million in 2000, primarily due to an increase in exchange fees resulting from a higher proportion of orders with smaller share amounts as well as increased dues and assessments and registration fees. Depreciation and amortization increased to $13.1 million in 2001, up $2.4 million or 22.8% from $10.6 million in 2000, primarily due to amortization of goodwill, as well as depreciation resulting from technology related expenditures.

   Taxes. Our taxes decreased to $96.4 million for 2001, down $0.2 million or 0.2% from $96.6 million in the same period for 2000. The 2000 provision includes a financial statement tax benefit of $9.8 million related to the change in the price of our common stock from December 31, 1999 to June 30, 2000, in connection with our Stock Incentive Plan. In March 2000, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("FIN 44"). Based upon the price of our common stock at the close of business on June 30, 2000, we adjusted the carrying value of the deferred tax asset that related to unvested shares in our Stock Incentive Plan. FIN 44 became effective on July 1, 2000, and requires that the deferred tax asset be determined by the compensation expense recognized for financial reporting purposes. Accordingly, at June 30, 2000, we fixed the carrying value of our deferred tax asset for unvested shares in our Stock Incentive Plan, based upon the price of our common stock at the close of business that day. The 2001 and 2000 provision for income taxes included federal, state, and local taxes at an effective tax rate of approximately 42% and 43%, respectively.

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

   Private Asset Management. Our net revenues after interest expense increased 11.8% to $290.7 million for 2000, from $260.1 million for 1999. Our investment advisory fees increased 15.0% to $191.4 million for 2000, from $166.5 million for 1999, due to increases in average quarterly billable assets under management from $19.5 billion in 1999 to $22.0 billion in 2000. Our commissions increased 4.3% to $94.0 million for 2000, from $90.1 million for 1999, due to the increased volume of equity securities transactions. Our net interest income increased 44.1% to $5.0 million for 2000, from $3.5 million in 1999, due primarily to higher client margin balances.

   Mutual Fund and Institutional. Our net revenues after interest expense decreased 4.1% to $224.1 million for 2000, from $233.6 million for 1999. Our investment advisory and administrative fees decreased 2.3% to $207.0 million for 2000, from $211.8 million for 1999, due primarily to a lower average asset base in the first six months of 2000 relative to the comparable period in 1999. Commissions decreased 21.3% or $4.6 million as a result of a decrease in transaction volume.

   Professional Securities Services. Our net revenues after interest expense increased 30.1% to $105.0 million for 2000, from $80.7 million for 1999. Our commission income increased 17.3% or $5.3 million as a result of increased transaction volume. Principal transactions in securities increased 34.7% to $10.7 million for 2000, from $7.9 million for 1999, primarily due to market making activity. Clearance fees increased 22.1% to $13.5 million for 2000, from $11.1 million for 1999, due to increased transaction volume from new and existing clients, while net interest income increased 46.4% or $12.1 million, primarily due to higher margin balances.

   Corporate. Our net loss after interest expense increased 126.6% to $3.4 million in 2000, from $1.5 million in 1999, primarily as a result of a decrease in value of the corporate investment in our mutual funds.

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

   Taxes. Our taxes increased to $96.6 million for the year ended December 31, 2000, up $56.9 million from $39.7 million (as adjusted for the $51.9 million tax benefit resulting from the Reorganization and IPO Charges) for the same period in 1999. Prior to the Exchange, Neuberger Berman, LLC did not pay United States federal and state taxes because, as a limited liability company, it was treated as a partnership for tax purposes, and our principals were taxed on their proportionate share of Neuberger Berman, LLC's taxable income or loss. Neuberger Berman Management Inc., as an S-Corporation, also did not pay United States federal taxes prior to the Exchange, but was subject to certain state and local taxes, and its shareholders were responsible for their own federal income taxes. Effective with the Exchange, we became subject to federal, state and local income taxes and we file a consolidated federal income tax return. The 2000 provision for income taxes includes federal, state and local taxes at our effective tax rate as a corporation of approximately 43%, less a financial statement tax benefit of $9.8 million related to the change in the price of our common stock from December 31, 1999 to June 30, 2000, in connection with our Stock Incentive Plan. In March 2000, the FASB issued FIN 44, an interpretation of APB Opinion No. 25. We adjusted, based upon the price of our common stock at the close of business on June 30, 2000, the carrying value of the deferred tax asset that related to unvested shares in the Stock Incentive Plan. FIN 44 became effective on July 1, 2000, and requires that the deferred tax asset be determined by the compensation expense recognized for financial reporting purposes. Accordingly, at June 30, 2000, we fixed the carrying value of our deferred tax asset for unvested shares in our Stock Incentive Plan, based upon the price of our common stock at the close of business that day.

Liquidity and Capital Resources

   Our investment advisory business does not require us to maintain significant capital balances. However, as a result of our broker-dealer activities, our consolidated statements of financial condition include higher levels of assets and liabilities than is typical for an investment adviser of our size. Our broker-dealer activities provide financing, trade execution, clearing, custody and global securities lending services for clients of the Private Asset Management, Mutual Fund and Institutional and Professional Securities Services segments.

   Our financial condition is highly liquid with the significant majority of our assets readily convertible to cash. Our receivable from and payable to brokers, dealers and clearing organizations represent either current open transactions that settle within a few days or the activity of global securities lending that is collateralized and normally can be closed out within a few days. Our receivable from and payable to clients arise in the normal course of business in connection with cash and margin securities transactions. These client receivables are secured by securities held as collateral.

   Our cash flows are generally created as a result of the operating activities of our three major business segments, with investment advisory and administrative fees a significant contributor.

   Cash and cash equivalents increased to $282.0 million in 2001, with $282.6 million provided by operating activities, including an increase in our global securities lending activities. Cash of $64.0 million was used for investing activities, primarily for the acquisitions of Executive Monetary Management, Inc., the assets of Fasciano Company, Inc. and certain of the assets of Oscar Capital Management, LLC. Cash of $24.7 million was used in financing activities, reflecting payments made for dividends and common stock repurchases, partially offset by net proceeds from the issuance of our long-term debt.

   Cash and cash equivalents decreased by $2.9 million in 2000, with $81.3 million provided by operating activities. Cash of $29.4 million was used for investing activities, primarily for leasehold improvements and purchases of technology related equipment. Cash of $54.9 million was used in financing activities, reflecting payments made for dividends and common stock repurchases.

   Cash and cash equivalents increased by $40.6 million in 1999, with $252.2 million provided by operations. Cash of $17.5 million was used for investing activities, primarily for leasehold improvements and purchases of technology related equipment. Cash of $194.0 million was used in financing activities primarily due to payments for capital distributions to former principals prior to our IPO, as well as dividends and common stock repurchases, partially offset by proceeds from the issuance of common stock.

   On May 4, 2001, in accordance with Rule 144A of the Securities Act of 1933, as amended, we sold $175 million principal amount at maturity of zero-coupon convertible senior notes due 2021, resulting in proceeds of approximately $151 million. The issue price represents a yield to maturity of 0.75% per year, which is accounted for under the effective interest rate method. Each $1,000 principal amount at maturity of the convertible securities is convertible into
13.8879 of our common stock upon the occurrence of any of the following events:
i) during any calendar quarter commencing after June 30, 2001, the closing sale price of our common stock on the New York Stock Exchange for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than a specified percentage, initially 120% and declining 0.12658% each quarter thereafter, of the accreted conversion price per share of our common stock on the last trading day of the preceding calendar quarter; ii) we elect to redeem the convertible securities; iii) we take certain corporate actions, such as the declaration of an extraordinary dividend; and iv) the credit rating by Standard & Poor's is below investment grade. We may redeem the convertible securities for cash on or after May 4, 2006 at their accreted value. We may be required to repurchase the convertible securities at the accreted value thereof, at the option of the holders on May 4 of 2002, 2004, 2006, 2011 and 2016. We may choose to pay for such repurchases in cash or shares of our common stock. In the event we are required to repurchase the convertible securities prior to maturity, and we elect to pay for such repurchases in cash, we believe, based upon our current and projected future cash flows from operations, that we will have sufficient liquidity to do so. We used the proceeds from this transaction for general corporate purposes, including share repurchases. Prior to this transaction, we received a BBB+ rating from Standard & Poor's. This credit rating should enable us opportunistically to access the capital markets for additional liquidity if we believe it is necessary.

   It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for broker-dealers prescribed by the Securities and Exchange Commission ("SEC") and other regulatory authorities. At December 31, 2001, our regulatory net capital exceeded the minimum requirement by approximately $223 million. The SEC's Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. In addition, the debt covenants related to Neuberger Berman, LLC's $35 million outstanding subordinated note and $100 million committed line of credit include certain covenants that limit the percentage by which the aggregate unpaid principal amount of subordinated liabilities exceeds total regulatory capital and impose a dollar amount below which total ownership equity cannot fall. We believe that our cash flows from operations and existing committed and uncommitted lines of credit will be more than adequate to meet our anticipated capital requirements and debt and other obligations as they come due.

   Our Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees under our employee stock purchase plans. Since the inception of our common stock repurchase program, we have repurchased 5,529,001 shares of common stock, including 2,400,900 shares which were repurchased from a limited number of former principals in a transaction that followed the secondary offering in July, for approximately $202 million. We used cash flows from operations and the proceeds from our debt offering to fund the purchases of these shares. As of December 31, 2001, authorizations for the repurchase of up to $48 million of our common stock remain in effect.

   On July 5, 2001, former principals and certain of our employees completed the sale of 5,906,949 shares of common stock in an underwriting offering. Although we did not receive any proceeds from the sale of our common stock, the ownership percentage of our employees and retired principals decreased to 76% from 85%, increasing our public float.

Accounting Developments

   In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142, which became effective on July 1, 2001 for acquisitions after June 30, 2001 and on January 1, 2002 for acquisitions prior to July 1, 2001, states that goodwill is no longer subject to amortization over its estimated useful life, but will be assessed for impairment. In addition, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. As of December 31, 2001, we do not anticipate any goodwill impairment charge as a result of the implementation of SFAS 142.

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We do not believe the implementation of SFAS 144 will have a material impact on our consolidated financial condition or results of operations.

Looking Ahead

   During the year ending December 31, 2002, we intend to continue to implement our strategic plan to grow our asset management business. We plan to continue to take advantage of the growth opportunities in the high net worth market by utilizing our expanded national sales force and by aggressively pursuing additional investment management teams. In addition to adding investment management teams, we will continue to evaluate, where appropriate, strategic acquisitions of, or joint ventures with, companies that would add new product and services offerings, investment capabilities or distribution channels.

Item 7A.--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our risk management policies and procedures have been established to continuously identify, monitor and manage risk. The major types of risk that we face include credit risk and market risk.

   Credit risk is the potential for loss due to a client or counterparty failing to perform its contractual obligations. In order to mitigate risk, our policy is to continuously monitor our exposure to market and counterparty risk through the use of a variety of credit exposure, position and financial reporting and control procedures. In addition, we have a policy of reviewing the credit standing, where applicable, of each broker-dealer, client and other counterparty with which we conduct business. We monitor the market value of collateral, including margin loans to our clients, and request and receive additional collateral when required.

   A significant portion of our revenues is based upon the market value of assets under management. Accordingly, a decline in the prices of securities generally, or client withdrawals of assets under management, may cause our revenues and income to decline.

   Interest rate risk is the possibility of a loss in the value of financial instruments from changes in interest rates. Our primary exposure to interest rate risk arises from our interest earning assets (mainly securities purchased under agreements to resell and receivable from brokers, dealers and clearing organizations) and funding sources (bank loans, subordinated liabilities and payable to brokers, dealers and clearing organizations).

   Equity price risk generally means the risk of loss that may result from the potential change in the value of a financial instrument as a result of absolute and relative price movements, price volatility or changes in liquidity, over which we have no control.

   Our securities owned at December 31, 2001 are primarily comprised of $121.3 million of U.S. Treasury and Agency securities, of which $114.1 million is comprised of U.S. Treasury bills; $51.8 million of municipal revenue bonds; a $20.4 million investment in one of our mutual funds, the Limited Maturity Bond Fund; $2.9 million of an investment in an exchange traded preferred security; and $1.5 million related to our market making activity. The municipal revenue bonds, which are tax advantageous, trade at par and contain variable rates of interest that generally reset monthly, at which time they can be put back to the dealer. The bonds are rated in one of the two highest categories by at least one but generally two of three rating agencies, Standard & Poor's ("S&P"), Moody's Investors Services ("Moody's") and Fitch Ratings. The Limited Maturity Bond Fund, an open-ended fund with daily redemption characteristics, is organized under the Investment Company Act of 1940 and invests in limited maturity bonds, seeking the highest available current income consistent with liquidity and low risk to principal. Our market making activities expose our capital to potential equity price risk. To mitigate this risk, we impose strict investment limits on both the trading desk and individual traders.

   As part of our prime brokerage business, we write covered over-the-counter put options on listed equity securities with certain of our prime brokerage clients. Market risk is mitigated as the options are generally deep in the money and covered by an equivalent number of securities sold but not yet purchased. The notional value of such options and market value of securities sold was approximately $5.1 million and $4.9 million, respectively and are included in securities sold but not yet purchased.

Item 8.--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Neuberger Berman Inc. and Subsidiaries

Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----
Report of Independent Public Accountants...................................  29
Consolidated Financial Statements and Notes
   Consolidated Statements of Financial Condition--December 31, 2001 and
     2000..................................................................  30
   Consolidated Statements of Income--For The Years Ended December 31,
     2001, 2000 and 1999...................................................  31
   Consolidated Statements of Changes in Principals' Capital and
     Stockholders' Equity--For The Years Ended December 31, 1999, 2000
     and 2001..............................................................  32
   Consolidated Statements of Cash Flows--For The Years Ended December
     31, 2001, 2000 and 1999...............................................  33
   Notes to Consolidated Financial Statements..............................  35
Schedule I--Condensed Financial Statements of the Registrant Parent and
  Notes
   Condensed Statements of Financial Condition--December 31, 2001 and 2000.  50
   Condensed Statements of Operations--For The Years Ended December 31,
     2001 and 2000 and For The Period October 8, 1999 Through December
     31, 1999..............................................................  51
   Condensed Statements of Cash Flows--For The Years Ended December 31,
     2001 and 2000 and For The Period October 8, 1999 Through December
     31, 1999..............................................................  52
   Notes to Condensed Financial Statements.................................  54

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Neuberger Berman Inc.:

   We have audited the accompanying consolidated statements of financial condition of Neuberger Berman Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in principals' capital and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neuberger Berman Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The condensed financial statements of the registrant parent and notes contained in Schedule I are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/S/  ARTHUR ANDERSEN LLP

New York, New York
February 19, 2002

                    NEUBERGER BERMAN INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (in thousands, except share data)

                                                                       December 31,
                                                                  ----------------------
                                                                     2001        2000
                                                                  ----------  ----------
ASSETS
Cash and cash equivalents........................................ $  282,040  $   88,117
Cash and securities segregated for the exclusive benefit of
  clients........................................................    593,973     911,182
Cash and securities deposited with clearing organizations
  (including securities with market values of $11,957 and
  $4,443 at December 31, 2001 and 2000, respectively)............     13,189       5,973
Securities purchased under agreements to resell..................    304,576     282,720
Receivable from brokers, dealers and clearing organizations......  2,109,110   2,466,102
Receivable from clients..........................................    773,854     456,691
Securities owned, at market value................................     88,058      67,688
Fees receivable..................................................     29,719      23,012
Furniture, equipment and leasehold improvements, at cost,
  net of accumulated depreciation and amortization of
  $38,651 and $26,797 at December 31, 2001 and 2000,
  respectively...................................................     43,793      43,089
Other assets.....................................................    144,175      77,189
                                                                  ----------  ----------
       Total assets.............................................. $4,382,487  $4,421,763
                                                                  ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Bank loans.................................................... $       --  $    3,000
   Securities sold under agreements to repurchase................    608,538     234,972
   Payable to brokers, dealers and clearing organizations........  1,703,745   1,461,267
   Payable to clients............................................  1,415,904   2,199,169
   Securities sold but not yet purchased, at market value........      6,174       9,522
   Other liabilities and accrued expenses........................    135,316     128,694
                                                                  ----------  ----------
                                                                   3,869,677   4,036,624
                                                                  ----------  ----------
   Long-term debt................................................    151,420          --
                                                                  ----------  ----------
   Subordinated liability........................................     35,000      35,000
                                                                  ----------  ----------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value;
     5,000,000 shares authorized; none issued at December
       31, 2001 and 2000.........................................         --          --
   Common stock, $.01 par value;
     250,000,000 shares authorized; 75,310,547 and
     75,032,880 shares issued at December 31, 2001 and
     2000, respectively; 70,416,985 and 73,204,509 shares
     outstanding at December 31, 2001 and 2000, respectively.....        502         500
   Paid-in capital...............................................    341,595     332,870
   Retained earnings.............................................    173,265      60,971
                                                                  ----------  ----------
                                                                     515,362     394,341
Less: Treasury stock, at cost, 4,893,562 and 1,828,371
    shares at December 31, 2001 and 2000, respectively...........   (181,488)    (41,904)
    Unearned compensation........................................     (7,484)     (2,298)
                                                                  ----------  ----------
       Total stockholders' equity................................    326,390     350,139
                                                                  ----------  ----------
       Total liabilities and stockholders' equity................ $4,382,487  $4,421,763
                                                                  ==========  ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                    NEUBERGER BERMAN INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                                       For The Years Ended
                                                          December 31,
                                                   --------------------------
                                                     2001     2000     1999
                                                   -------- -------- --------
 REVENUES:
    Investment advisory and administrative fees... $413,601 $399,907 $379,434
    Commissions...................................  144,667  146,589  142,082
    Interest......................................  157,768  223,709  160,022
    Principal transactions in securities, net.....    2,788    9,623   10,003
    Clearance fees................................   13,450   13,532   11,081
    Other income..................................    4,146    6,428    4,059
                                                   -------- -------- --------
        Gross revenues............................  736,420  799,788  706,681
 Interest expense.................................  123,138  183,441  133,769
                                                   -------- -------- --------
        Net revenues after interest expense.......  613,282  616,347  572,912
                                                   -------- -------- --------
 OPERATING EXPENSES:
    Employee compensation and benefits............  253,365  245,445  325,310
    Information technology........................   22,492   22,925   19,172
    Rent and occupancy............................   20,828   17,796   15,313
    Brokerage, clearing and exchange fees.........   12,022   10,514   10,164
    Advertising and sales promotion...............    9,372    9,251    9,259
    Distribution and fund administration..........   19,424   18,977   19,437
    Professional fees.............................   10,934   11,205    9,276
    Depreciation and amortization.................   13,063   10,638   10,532
    Other expenses................................   22,723   22,675   31,077
                                                   -------- -------- --------
        Total operating expenses..................  384,223  369,426  449,540
                                                   -------- -------- --------
        Net income before taxes...................  229,059  246,921  123,372
 Tax (benefit) expense............................   96,391   96,565  (12,195)
                                                   -------- -------- --------
        Net income................................ $132,668 $150,356 $135,567
                                                   ======== ======== ========
 Net income per common share
    Net income per share--Basic................... $   1.85 $   2.04 $   2.04
                                                   ======== ======== ========
    Net income per share--Diluted................. $   1.82 $   2.02 $   2.04
                                                   ======== ======== ========
    Weighted average common shares
      outstanding--Basic..........................   71,795   73,648   66,615
                                                   ======== ======== ========
    Weighted average common shares
      outstanding--Diluted........................   73,052   74,392   66,615
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

                    NEUBERGER BERMAN INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN PRINCIPALS' CAPITAL AND
                             STOCKHOLDERS' EQUITY
                                (in thousands)

                                                      For The Years Ended December 31, 1999, 2000 and 2001
                                            ------------------------------------------------------------------------
                                                                         Retained
                                            Principals' Common Paid-in   (Deficit) Treasury     Unearned
                                              Capital   Stock  Capital   Earnings   Stock     Compensation   Total
                                            ----------- ------ --------  --------- ---------  ------------ ---------
BEGINNING BALANCE,
 December 31, 1998.........................  $ 100,000   $ --  $  2,876  $  6,323  $      --    $    --    $ 109,199
   Capital contributions...................        525     --        --        --         --         --          525
   Capital withdrawals.....................       (525)    --        --        --         --         --         (525)
   Capital distributions...................   (182,375)    --        --        --         --         --     (182,375)
   Dividends--Neuberger Berman
    Management Inc.........................         --     --        --   (22,679)        --         --      (22,679)
   Acquisition of treasury stock--
   Neuberger Berman Management Inc.........         --     --        --        --       (134)        --         (134)
   Net income (1/1/99-10/7/99).............    182,375     --        --    22,931         --         --      205,306
                                             ---------   ----  --------  --------  ---------    -------    ---------
   Total before reorganization.............    100,000     --     2,876     6,575       (134)        --      109,317
   Exchange of principal interests for
    common stock of Neuberger Berman
    Inc....................................   (100,000)   427    99,573        --         --         --           --
   Exchange of corporate interests for
    common stock of Neuberger Berman
    Inc....................................         --     --     6,441    (6,575)       134         --           --
                                             ---------   ----  --------  --------  ---------    -------    ---------
   Total after reorganization (10/8/99)....         --    427   108,890        --         --         --      109,317
   Issuance of common stock to public......         --     30    87,903        --         --         --       87,933
   Issuance of common stock to defined
    contribution stock incentive plan
    trust..................................         --     43   134,284        --         --         --      134,327
   Dividends...............................         --     --        --    (4,962)        --         --       (4,962)
   Acquisition of treasury stock...........         --     --        --        --     (8,074)        --       (8,074)
   Net loss (10/8/99-12/31/99).............         --     --        --   (69,739)        --         --      (69,739)
                                             ---------   ----  --------  --------  ---------    -------    ---------
ENDING BALANCE,
 December 31, 1999.........................         --    500   331,077   (74,701)    (8,074)        --      248,802
   Dividends...............................         --     --        --   (14,684)        --         --      (14,684)
   Acquisition of treasury stock...........         --     --        --        --    (35,210)        --      (35,210)
   Issuance of common stock................         --     --     1,793        --      1,380     (2,298)         875
   Net income..............................         --     --        --   150,356         --         --      150,356
                                             ---------   ----  --------  --------  ---------    -------    ---------
ENDING BALANCE,
 December 31, 2000                                  --    500   332,870    60,971    (41,904)    (2,298)     350,139
   Dividends...............................         --     --        --   (20,374)        --         --      (20,374)
   Acquisition of treasury stock...........         --     --        --        --   (158,602)        --     (158,602)
   Issuance of common stock................         --      2     8,824        --     19,095     (8,040)      19,881
   Amortization of unearned
    compensation...........................         --     --        --        --         --      2,704        2,704
   Forfeitures of restricted stock awards..         --     --       (99)       --        (77)       150          (26)
   Net income..............................         --     --        --   132,668         --         --      132,668
                                             ---------   ----  --------  --------  ---------    -------    ---------
ENDING BALANCE,
 December 31, 2001.........................  $      --   $502  $341,595  $173,265  $(181,488)   $(7,484)   $ 326,390
                                             =========   ====  ========  ========  =========    =======    =========

   The accompanying notes are an integral part of the consolidated financial statements.

                    NEUBERGER BERMAN INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, except share data)

                                                           For The Years Ended December 31,
                                                           -------------------------------
                                                             2001       2000       1999
                                                           ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................ $ 132,668  $ 150,356  $ 135,567
Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization..........................    13,063     10,638     10,532
   Contribution to defined contribution stock
     incentive plan trust.................................        --         --    134,327
   Deferred tax (benefit) provision.......................    14,705     (9,750)   (48,427)
   Amortization of unearned compensation, net.............     2,678         --         --
   Interest on long-term debt.............................     1,643         --         --
Net tax benefit on options exercised......................       748         --         --
(Increase) decrease in operating assets--
   Cash and securities segregated for the exclusive
     benefit of clients...................................   317,209   (133,841)  (120,063)
   Cash and securities deposited with clearing
     organizations........................................    (7,216)    (2,063)      (319)
   Securities purchased under agreements to resell........   (21,856)   247,580    (33,531)
   Receivable from brokers, dealers and clearing
     organizations........................................   356,992   (592,843)   350,611
   Receivable from clients................................  (317,163)   (23,877)  (106,579)
   Securities owned, at market value......................   (20,370)   (47,422)    (8,077)
   Fees receivable........................................    (6,707)       137      3,661
   Other assets...........................................   (16,805)     4,649     (7,825)
Increase (decrease) in operating liabilities
   Bank loans.............................................    (3,000)     3,000    (25,000)
   Securities sold under agreements to repurchase.........   373,566   (296,790)    43,603
   Payable to brokers, dealers and clearing
     organizations........................................   242,478    443,784   (351,488)
   Payable to clients.....................................  (783,265)   327,846    246,429
   Securities sold but not yet purchased, at market
     value................................................    (3,348)   (24,650)   (16,238)
   Other liabilities and accrued expenses.................     6,622     24,590     44,967
                                                           ---------  ---------  ---------
       Net cash provided by operating activities..........   282,642     81,344    252,150
                                                           ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for purchases of furniture, equipment and
     leasehold improvements...............................   (12,556)   (21,499)   (17,530)
   Cash paid for acquisitions.............................   (51,486)    (7,882)        --
                                                           ---------  ---------  ---------
       Cash used in investing activities..................   (64,042)   (29,381)   (17,530)
                                                           ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of subordinated liability....................        --         --    (50,000)
   Proceeds from subordinated liability...................        --         --     35,000
   Proceeds from capital contributions....................        --         --        525
   Payments for capital withdrawals.......................        --         --       (525)
   Payments for capital distributions.....................        --         --   (236,039)
   Issuance of common stock--Neuberger Berman Inc.........     3,633         --     87,933
   Payments for dividends--Neuberger Berman
     Management Inc.......................................        --         --    (22,679)
   Purchase of treasury stock--Neuberger Berman
     Management Inc.......................................        --         --       (134)
   Payments for dividends--Neuberger Berman Inc...........   (20,374)   (19,646)        --
   Purchase of treasury stock--Neuberger Berman Inc.......  (158,602)   (35,210)    (8,074)
   Proceeds from issuance of long-term debt...............   150,666         --         --
                                                           ---------  ---------  ---------
       Net cash used in financing activities..............   (24,677)   (54,856)  (193,993)
                                                           ---------  ---------  ---------
       Net increase (decrease) in cash and cash
         equivalents......................................   193,923     (2,893)    40,627
CASH AND CASH EQUIVALENTS, beginning of year..............    88,117     91,010     50,383
                                                           ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, end of year.................... $ 282,040  $  88,117  $  91,010
                                                           =========  =========  =========

   The accompanying notes are an integral part of the consolidated financial statements.

                    NEUBERGER BERMAN INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                       (in thousands, except share data)

Supplemental disclosures of cash flow information:

   Interest payments totaled $126,428, $181,075 and $132,842 during the years ended December 31, 2001, 2000 and 1999, respectively.

   Tax payments totaled $46,198, $117,670 and $7,621 during the years ended December 31, 2001, 2000 and 1999, respectively.

Supplemental disclosures of non-cash operating, investing and financing activities:

   On October 7, 1999, the principals of Neuberger Berman, LLC and the shareholders of Neuberger Berman Management Inc. exchanged their ownership interests for common stock of Neuberger Berman Inc. with a carrying value of $109,317.

   In connection with Neuberger Berman Inc.'s initial public offering, an initial, irrevocable non-cash contribution of 6,396,516 shares of its common stock was made to an employee defined contribution stock incentive plan trust. The non-cash expense associated with the contribution totaled $134,327 and was recognized on the date it was funded, in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." Neuberger Berman Inc. recorded a deferred tax benefit of $46,262 related to the contribution.

   On November 23, 1999, Neuberger Berman Inc. declared an initial quarterly cash dividend on its common stock in the amount of $0.067 per share. The dividend was paid on January 25, 2000, to stockholders of record at the close of business on January 11, 2000.

   On December 27, 1999, Neuberger Berman Inc. made a cash contribution of $10,000 to the Neuberger Berman Foundation. In connection with the cash contribution, Neuberger Berman Inc. recorded a deferred tax benefit of $2,165.

   During the first six months of 2000, Neuberger Berman Inc. increased, based upon the price of its common stock at the close of business on June 30, 2000, the carrying value of the deferred tax asset resulting from its initial, irrevocable non-cash contribution of 6,396,516 shares referred to above, by $9,750.

   During 2000, as part of the purchase price of an acquisition, Neuberger Berman Inc. issued 16,459 shares of common stock from treasury with a market value of $875. During 2001, as part of the purchase price of two acquisitions, Neuberger Berman Inc. issued 402,857 shares of common stock from treasury with a market value of $15,500.

   In connection with an employee stock ownership plan, Neuberger Berman Inc. issued for the years ended December 31, 2001 and 2000, 163,502 and 43,756 of restricted shares, respectively, with a market value of $8,040 and $2,298, of which $3,503 and $1,003 were issued from treasury, respectively. These issuances of shares were recorded as a credit to capital stock with a corresponding debit to unearned compensation. In addition, 3,379 shares of restricted common stock were forfeited in 2001 with a recorded value of $176. These forfeitures of shares were recorded as a debit to capital stock with corresponding credits to unearned compensation and employee compensation and benefits.

   The accompanying notes are an integral part of the consolidated financial statements.

                    NEUBERGER BERMAN INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

   Neuberger Berman Inc. ("NBI") was organized as a Delaware corporation on August 13, 1998. NBI was formed to be the holding company for Neuberger Berman, LLC ("NB, LLC") and Neuberger Berman Management Inc. ("NBMI"), and to allow for the issuance of common stock to the public. On October 7, 1999, the principals of NB, LLC and the shareholders of NBMI exchanged their ownership interests in the respective entities for shares of NBI (the "Exchange"), and on October 13, 1999, NBI completed its initial public offering (the "IPO"). Accordingly, these entities have been consolidated pursuant to reorganization accounting. In connection with the Exchange and the IPO, NBI incurred pre-tax charges totaling approximately $150,054,000 (the "Reorganization and IPO Charges"). The Reorganization and IPO Charges are primarily comprised of an initial, irrevocable non-cash contribution of common stock to an employee defined contribution stock incentive plan trust, a cash contribution to the Neuberger Berman Foundation and severance and other payments.

   The consolidated financial statements include the accounts of NBI and its subsidiaries. NBI's wholly owned subsidiaries are NB, LLC, a Delaware limited liability company, and its subsidiaries, NBMI, a New York corporation, Neuberger Berman Trust Company, N.A., which holds a national bank charter under the laws of the United States, Neuberger Berman Asset Management, LLC, a Delaware limited liability company, Executive Monetary Management, Inc., a New York corporation and Sage Partners, LLC, a New York limited liability company (collectively, the "Company"). NB, LLC's wholly owned subsidiaries are Neuberger Berman Trust Company of Delaware, a non-depository limited purpose trust company chartered under the Delaware Banking Code and Neuberger & Berman Agency Inc., a New York corporation. Material intercompany transactions and balances have been eliminated in consolidation.

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

2.  SIGNIFICANT ACCOUNTING POLICIES

   The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Management does not believe that actual results will differ materially from these estimates.

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

                    NEUBERGER BERMAN INC. AND SUBSIDIARIES

   Furniture and equipment are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized using the straight-line method over the lesser of the economic life of the improvement or the life of the lease.

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142, which became effective on July 1, 2001 for acquisitions after June 30, 2001 and on January 1, 2002 for acquisitions prior to July 1, 2001, states that goodwill is no longer subject to amortization over its estimated useful life, but will be assessed for impairment. In addition, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. For the years ended December 31, 2001 and 2000, net income excluding goodwill amortization would have been $133,317,000 and $150,377,000, respectively. As of December 31, 2001, the Company does not anticipate any goodwill impairment charge as a result of the implementation of SFAS 142.

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe the implementation of SFAS 144 will have a material impact on its consolidated financial condition or results of operations.

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

3.  SECURITIES PURCHASED AND SOLD UNDER AGREEMENTS TO RESELL AND REPURCHASE

   Securities purchased and sold under agreements to resell and repurchase are accounted for as collateralized financing transactions and are carried at contract value plus accrued interest. It is the policy of the Company to obtain possession of collateral, comprised of market value and cash, equal to or in excess of principal amounts received and pledged under resale and repurchase agreements, respectively. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral when appropriate. As of December 31, 2001, the Company had received securities with market values of $801,935,000, of which $497,504,000 is included in cash and securities segregated for the exclusive benefit of clients (see Note 11). In addition, the Company pledged securities with market values of $610,857,000.

   As of December 31, 2001, the Company repledged $304,431,000 of the securities it had received under its resale agreements.

4.  RECEIVABLE FROM AND PAYABLE TO CLIENTS

   Receivable from and payable to clients represent amounts due from or to clients of the Company in connection with cash and margin securities transactions. Amounts receivable are collateralized by clients'

                    NEUBERGER BERMAN INC. AND SUBSIDIARIES
securities held by NB, LLC and by others for delivery to NB, LLC, the value of which is not reflected in the accompanying consolidated financial statements.

   In the normal course of business, the Company is permitted to use client margin securities to finance customer securities transactions subject to certain regulatory guidelines.

5.  RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

   As of December 31, 2001 and 2000, amounts receivable from and payable to brokers, dealers and clearing organizations included approximately $1,946 million and $2,454 million of securities borrowed and approximately $1,576 million and $1,427 million of securities loaned, respectively.

   Securities borrowed and securities loaned transactions are reported as collateralized financing transactions. Securities borrowed transactions require the Company to deposit cash with the lender. With respect to securities loaned, the Company receives collateral in the form of cash in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary. As of December 31, 2001, the Company had received securities with a market value of approximately $1,851 million related to its securities borrowed transactions. As of December 31, 2001, the Company had pledged securities with a market value of approximately $1,494 million related to its securities loaned transactions.

   As of December 31, 2001, the Company repledged $1,851 million of the securities it had received under its securities borrowed transactions.

6.  BANK LOANS

   Bank loans represent unsecured short-term borrowings payable to commercial banks. For the years ended December 31, 2001, 2000 and 1999, interest expense incurred on these borrowings was approximately $2,700,000, $5,076,000 and $2,287,000 based upon weighted average interest rates of 5.49%, 6.53%, and 5.13%, respectively.

7.  LONG-TERM DEBT

   On May 4, 2001, in accordance with Rule 144A of the Securities Act of 1933, as amended, NBI sold $175 million principal amount at maturity of zero-coupon convertible senior notes due 2021, resulting in proceeds of approximately $151 million. The issue price represents a yield to maturity of 0.75% per year, which is accounted for under the effective interest rate method. Each $1,000 principal amount at maturity of the convertible securities is convertible into
13.8879 shares of the Company's common stock upon the occurrence of any of the following events: i) during any calendar quarter commencing after June 30, 2001, the closing sale price of NBI's common stock on the New York Stock Exchange for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than a specified percentage, initially 120% and declining 0.12658% each quarter thereafter, of the accreted conversion price per share of the Company's common stock on the last trading day of the preceding calendar quarter; ii) the Company elects to redeem the convertible securities; iii) the Company takes certain corporate actions, such as the declaration of an extraordinary dividend; and iv) the credit rating by Standard & Poor's is below investment grade. The Company may redeem the convertible securities for cash on or after May 4, 2006, at their accreted value. The Company may be required to repurchase the convertible securities at the accreted value thereof, at the option of the holders on May 4 of 2002, 2004, 2006, 2011 and 2016. The Company may choose to pay for such repurchases in cash or shares of its common stock. For the year ended December 31, 2001, NBI recorded accreted interest of $754,000.

                    NEUBERGER BERMAN INC. AND SUBSIDIARIES

8.  SUBORDINATED LIABILITIES

   During 1998, the principals of NB, LLC withdrew $50,000,000 of capital and invested it in a newly formed entity, NB Associates, LLC ("Associates"). Concurrently, Associates loaned the $50,000,000 to NB, LLC in the form of a subordinated liability. The subordinated liability bore interest at 6.75% per annum and was approved by the New York Stock Exchange, Inc. ("NYSE") as capital for the purpose of computing net capital under Rule 15c3-1 (the "Rule") of the Securities and Exchange Commission ("SEC"). For the year ended December 31, 1999, interest expense incurred on the subordinated liability was $2,411,000. On October 29, 1999, the subordinated liability was fully repaid.

   On September 1, 1999, The Travelers Insurance Company loaned NB, LLC $35,000,000 pursuant to a subordinated promissory note (the "Note"). This amount is payable on September 1, 2004. Interest accrues on the unpaid principal amount of the Note at a floating rate adjusted quarterly, based on the three month LIBOR rate plus 75 basis points and is payable quarterly. The Note was approved by the NYSE and the unpaid principal amount is available to NB, LLC in computing net capital under the Rule. The Note contains certain covenants that limit the percentage by which the aggregate unpaid principal amount of subordinated liabilities exceed total regulatory capital and impose a dollar amount below which total ownership equity cannot fall. In the opinion of management, the Company is in compliance with its debt covenants. For the years ended December 31, 2001, 2000 and 1999, interest expense incurred on the Note was $1,838,000, $2,588,000 and $747,000, respectively.

9.  STOCK OPTIONS

   The Company has two stock based plans that provide for the granting of stock options to employees and directors, the 1999 Neuberger Berman Inc. Long-Term Incentive Plan and the 1999 Neuberger Berman Inc. Directors Stock Incentive Plan (collectively, the "Plans"). At December 31, 2001, approximately 10,482,000 shares were available for grant under the Plans.

   Options were granted at the fair market value of NBI common stock at the time of grant for a period of ten years and vest over a five-year period. The Plans also permit an employee exercising an option to be granted new options (reload options) in an amount equal to the number of common shares used to satisfy the exercise price and withholding taxes due upon exercise. In order to receive reload options, the fair value of a share of NBI common stock must exceed the exercise price by at least 20% on the date of exercise. The reload options are granted for the remaining term of the related original option and vest after six months.

   Information with respect to stock option activity under the Plans for the years ended December 31, 2001 and 2000 is as follows:

                                           2001                 2000
                                   -------------------- --------------------
                                              Weighted             Weighted
                                               Average              Average
                                              Exercise             Exercise
                                              Price Per            Price Per
                                    Options     Share    Options     Share
                                   ---------  --------- ---------  ---------
    Outstanding, beginning of year 4,207,500   $19.75          --       --
    Granted--original.............   926,000   $48.39   4,230,000   $19.75
    Granted--reload...............   353,309   $42.77          --       --
    Forfeited.....................  (117,677)  $28.24     (22,500)  $18.75
    Exercised.....................  (593,280)  $19.66          --       --
                                   ---------            ---------
    Outstanding, end of year...... 4,775,852   $26.81   4,207,500   $19.75
                                   =========            =========
    Exercisable at year end.......   592,645   $33.20          --       --
                                   =========            =========

                    NEUBERGER BERMAN INC. AND SUBSIDIARIES

   The following table summarizes information about stock options outstanding at December 31, 2001:

                               Options Outstanding         Options Exercisable
                       ----------------------------------- --------------------
                                      Weighted
                                      Average     Weighted             Weighted
                                    Contractual   Average              Average
                         Number    Life Remaining Exercise   Number    Exercise
Exercise Prices        Outstanding    (Years)      Price   Exercisable  Price
---------------        ----------- -------------- -------- ----------- --------
$18.75-$19.99.........  2,645,220       8.2        $18.75    239,220    $18.75
$20.00-$29.99.........    840,000       8.2        $21.33         --        --
$30.00-$39.99.........      1,962       8.2        $33.94         --        --
$40.00-$49.99.........    650,439       9.0        $41.91    343,694    $42.71
$50.00-$55.29.........    638,231       9.1        $52.03      9,731    $52.61
                        ---------                            -------
                        4,775,852       8.5        $26.81    592,645    $33.20
                        =========                            =======

   The Company has elected to account for its Plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with APB 25, compensation expense is generally not recognized for stock options that have no intrinsic value on the date of grant. The dilutive effect of outstanding options is reflected as additional share dilution in the computation of earnings per share (see Note 10).

   Had the Company applied SFAS 123 in accounting for its Plans based on the fair value of the awards at the date of grant, the Company's net income and net income per share would have decreased as indicated in the table below. For purposes of pro forma disclosures, the estimated fair value of the Plans is amortized to expense over the vesting period.

                                                        For The Years Ended
                                                           December 31,
                                                       --------------------
                                                         2001       2000
                                                       --------   --------
                                                       (in thousands, excep
                                                          per share data)
      Net income:
         As reported.................................. $132,668   $150,356
         SFAS 123 fair value adjustment--net of taxes.   (7,225)    (2,241)
                                                       --------   --------
         Pro Forma.................................... $125,443   $148,115
                                                       ========   ========

      Net income per common share (Basic):
         As reported.................................. $   1.85   $   2.04
         Pro Forma....................................     1.75       2.01

      Net income per common share (Diluted):
         As reported.................................. $   1.82   $   2.02
         Pro Forma....................................     1.72       1.99

   The effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years.

                    NEUBERGER BERMAN INC. AND SUBSIDIARIES

   The Black-Scholes option pricing model is used to estimate the fair value of each option grant on the date of grant. This valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because NBI's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   The weighted average fair value of options granted during 2001 and 2000 was $17.05 and $6.27, respectively. The following weighted average assumptions were used for grants under the Plans for the years ended December 31, 2001 and 2000:

                                                                  For The Years
                                                                      Ended
Assumptions                                                       December 31,
-----------                                                       ------------
                                                                  2001   2000
                                                                  -----  -----
Dividend Yield...................................................  0.62%  1.30%
Expected volatility.............................................. 38.61% 30.20%
Risk-free interest rate..........................................  3.69%  6.40%
Expected lives...................................................   4.7    5.0

10.  EARNINGS PER SHARE

   Earnings per share has been computed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Shares have been adjusted to give effect to the three-for-two stock split in NBI's common stock in August 2001. The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31, 2001, 2000 and 1999:

                                                 2001         2000        1999
                                               --------     --------    --------
                                             (in thousands, except per share data)
Net Income.................................. $132,668     $150,356     $135,567
                                               ========     ========    ========
Basic weighted average shares outstanding...   71,795       73,648       66,615
Dilutive potential shares from stock
  options and certain restricted stock
  awards....................................    1,257          744           --
                                               --------     --------    --------
Dilutive weighted average shares outstanding   73,052       74,392       66,615
                                               ========     ========    ========
Basic earnings per share.................... $   1.85     $   2.04     $   2.04
                                               ========     ========    ========
Diluted earnings per share.................. $   1.82     $   2.02     $   2.04
                                               ========     ========    ========

   At December 31, 2001 and 2000, options on approximately 676,000 shares and 30,000 shares, respectively, have been excluded from the earnings per share computation above due to their anti-dilutive effect. Due to its contingent conversion feature, long-term debt has not been considered.

                    NEUBERGER BERMAN INC. AND SUBSIDIARIES

11.   REGULATORY REQUIREMENTS

   NB, LLC and NBMI, as registered broker-dealers and member firms of the NYSE and the National Association of Securities Dealers, Inc., respectively, are subject to the Rule, which requires that broker-dealers maintain a minimum level of net capital, as defined. As of December 31, 2001, NB, LLC and NBMI had net capital of approximately $236,913,000 and $12,886,000, respectively, which exceeded their requirements by approximately $210,489,000 and $12,636,000, respectively.

   The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer would be less than the amount required under the Rule. Accordingly, at December 31, 2001, the payments of dividends and advances to NBI by NB, LLC and NBMI are limited to $170,853,000 and $12,586,000, respectively, under the most restrictive of these requirements.
   As of December 31, 2001, cash of $3,550,000, U.S Treasury bills with a market value of $101,133,000 and $475,265,000 of contract value plus accrued interest on various U.S. Government obligations purchased under agreements to resell have been segregated in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the SEC. In addition, cash of approximately $24,000 and U.S. Treasury bills with a market value of approximately $996,000 have been segregated under the Commodity Exchange Act.

   As a clearing broker-dealer, NB, LLC has elected to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers ("PAIB Calculation"), as defined. The PAIB Calculation is computed in order for correspondent firms to classify their assets held by NB, LLC as allowable assets in the correspondents' net capital calculation. At December 31, 2001, NB, LLC had a reserve requirement of $11,846,000 which was met by the deposit of $13,005,000 of contract value on a U.S. Treasury note purchased under an agreement to resell, which has been segregated in a special reserve bank account for the exclusive benefit of customers--PAIB under Rule 15c3-3 of the SEC.

12.   COMMITMENTS AND CONTINGENCIES

   The Company leases office space and equipment under lease agreements expiring on various dates through 2013. Office space leases are subject to escalation based on increases in costs incurred by the lessor. Minimum rentals, excluding office space escalation, under these lease agreements are as follows:

    Years Ending December 31,                                     Amount
    -------------------------                                   -----------
    2002....................................................... $16,889,000
    2003.......................................................  16,283,000
    2004.......................................................  15,542,000
    2005.......................................................  14,709,000
    2006.......................................................  14,178,000
    Thereafter.................................................  85,310,000

   Rent expense for premises and equipment for the years ended December 31, 2001, 2000 and 1999, was $18,671,000, $16,390,000 and $13,483,000, respectively.

   The Company has satisfied margin requirements with clearing organizations by obtaining letters of credit in favor of the clearing organizations. Open unsecured letters of credit as of December 31, 2001 and 2000, were $40,501,000 and $44,312,000, respectively. Unused committed lines of credit were $100,000,000 as of December 31, 2001 and 2000.

                    NEUBERGER BERMAN INC. AND SUBSIDIARIES

   In the normal course of business, the Company is subject to various legal proceedings. In the opinion of management, based on discussions with legal counsel, the resolution of pending proceedings will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

13.   EMPLOYEE BENEFIT PLANS

   The Company has defined contribution plans consisting of an employee profit-sharing plan and a money purchase pension plan covering all full-time employees and qualifying part-time employees who have completed one year of continuous service, as defined. Contributions to the plans, which are at the discretion of management, are determined annually but do not exceed the amount permitted under the Internal Revenue Code as a deductible expense. Contributions to the plans for the years ended December 31, 2001, 2000 and 1999, were $4,200,000, $5,437,000 and $6,854,000, respectively.

   The Company made an initial, irrevocable contribution of 6,396,516 shares of its common stock to an employee defined contribution stock incentive plan trust (the "Stock Incentive Plan") on behalf of its employees. Common stock that was awarded to employees in conjunction with the IPO is restricted and vests in three installments on October 8th of 2001, 2002 and 2003. Certain benefits of ownership, including the payment of any dividends declared during the restricted period, belong to the employees. Unvested common stock that becomes forfeited upon an employee's termination of employment is reallocated in the sole and absolute discretion of the compensation committee, including determination of vesting periods. The common stock contributed may not revert to the Company. Included in employee compensation and benefits for the year ended December 31, 1999, is a non-cash charge of approximately $134,327,000, related to the contribution of common stock. Due to forfeitures, no contributions of common stock were made for the years ended December 31, 2001 and 2000.

   On July 18, 2000, the Board of Directors adopted, upon the recommendation of its compensation committee, two plans that will facilitate employee stock ownership, an Employee Stock Purchase Plan (the "ESPP"), and the Wealth Accumulation Plan (the "Plan").

   The ESPP provides that employees may elect to acquire NBI common stock through payroll deductions, on an after tax basis, at a 15% discount from market value of such stock. Employees may not transfer the common stock acquired through the ESPP for one year from purchase date. In accordance with the terms and provisions of the ESPP, employees are precluded from acquiring, on an annual basis, shares of common stock that have an aggregate purchase price (as defined in the ESPP documentation) in excess of $10,000. The ESPP, which has a term of ten years, became effective during September 2000. During the year ended December 31, 2001, the Company issued from treasury 49,922 shares of common stock, at a 15% discount, with an approximate value of $1,923,000.

   The Plan provides that on an annual basis, employees who are eligible for a bonus may elect to defer all or a portion of their bonus and employees who receive commissions and other direct pay may elect to defer a portion of such compensation. In each case, up to 20% of total compensation may be deferred with a maximum deferral of up to $500,000; provided that employees who receive an annual bonus may, in any event, defer no more than 100% of any bonus. Amounts deferred by employees are used to acquire, on a pretax basis, NBI common stock at a 25% discount from the market value of such stock. Any common stock so acquired is restricted with respect to transfer or sale for a period of three years (during which time the employee is required to render service to the Company) from the respective bonus payment or commission payment date, as such terms are defined in the Plan. Certain benefits of ownership, including the payment of any dividends declared during the restricted period, belong to the employees. Unlike the ESPP, cash amounts credited to a participant's deferral account and shares

                    NEUBERGER BERMAN INC. AND SUBSIDIARIES
of common stock acquired through the Plan are subject to forfeiture in certain events of termination of employment. Unearned compensation associated with the restricted stock represents the market value of NBI common stock at the date of issuance and is recognized as compensation expense ratably over the vesting period. The Plan, which has an unlimited term, became effective during September 2000. For the year ended December 31, 2001, the Company recorded compensation expense of $2,678,000.

14.   INCOME TAXES

   Prior to the Exchange in 1999, the Company primarily operated as two different types of tax entities. These entities included a Limited Liability Company (taxed as a Partnership) and an S-Corporation and as such, the combined entities' income prior to October 7, 1999 was not subject to U.S. federal income taxes. The principals of the Company's predecessor partnership were taxed on their proportionate share of the partnership's taxable income or loss.

   Effective with the Exchange, the Company became subject to U.S. federal, state and local corporate income taxes and has elected to file a federal consolidated income tax return.

   The components of pre-tax earnings and income tax expense and benefits reflected in the consolidated statements of income are set forth below (000's omitted):

                                               For The Years Ended December 31,
                                               -------------------------------
                                                  2001        2000      1999
                                                --------    --------  --------
Net income before taxes....................... $229,059     $246,921  $123,372
                                                ========    ========  ========
Current taxes:
   U.S. federal............................... $ 57,990     $ 75,356  $ 14,982
   State and local............................   23,696       30,959    21,250
                                                --------    --------  --------
                                                 81,686      106,315    36,232
                                                --------    --------  --------
Deferred taxes:
   U.S. federal...............................   10,441       (6,922)  (35,290)
   State and local............................    4,264       (2,828)  (13,137)
                                                --------    --------  --------
                                                 14,705       (9,750)  (48,427)
                                                --------    --------  --------
Tax (benefit) expense......................... $ 96,391     $ 96,565  $(12,195)
                                                ========    ========  ========

   The Company accounts for taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company's net deferred tax assets as of December 31, 2001 and 2000, include compensation and benefits, depreciation and amortization and unrealized gains and losses on marketable securities.

   Management of the Company has not established a valuation allowance for its net deferred tax asset because they conclude that it is more likely than not the benefit will be realized.

                    NEUBERGER BERMAN INC. AND SUBSIDIARIES

   A reconciliation of the statutory U.S. federal income tax rate of 35% to the Company's effective income tax rate is set forth below:

                                                     For The Years Ended
                                                         December 31,
                                                   -----------------------
                                                    2001    2000    1999
                                                   ------  ------  -------
     U.S. statutory rate.......................... 35.00%  35.00%   35.00%
     Increase (decrease) related to:
        State and local taxes, net of U.S. income
          tax effects.............................  7.19%   8.15%    8.17%
        Other.....................................  (.11%)  (.09%)   0.13%
                                                   ------  ------  -------
     Rate before Reorganization and IPO Charges
       and effect from changes in the value of
       the stock price............................ 42.08%  43.06%   43.30%
     Rate benefit for partnership period..........     --      --  (63.02%)
     Adjustment in benefit related to movement in
       stock price................................     --  (3.95%)   9.84%
                                                   ------  ------  -------
     Effective tax rate........................... 42.08%  39.11%   (9.88%)
                                                   ======  ======  =======

   The Company's effective tax rate in 1999 included a rate benefit attributable to the Company generally not being subject to corporate taxes on its earnings prior to its conversion to corporate form.

   The value of the Company's deferred tax asset relating to the unvested shares in the Stock Incentive Plan fluctuated with the price of the Company's stock from December 31, 1999 to June 30, 2000. In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("FIN 44"). The Company adjusted, based upon the price of its common stock at the close of business on June 30, 2000, the carrying value of the deferred tax asset that relates to unvested shares in the Stock Incentive Plan. FIN 44 became effective on July 1, 2000, and now requires that the deferred tax asset be determined by the compensation expense recognized for financial reporting purposes. Accordingly, at June 30, 2000, the Company fixed the carrying value of its deferred tax asset for unvested shares in its Stock Incentive Plan, based upon the price of NBI's common stock at the close of business that day.

15.   FAIR VALUE OF FINANCIAL INSTRUMENTS

   Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires the Company to report the fair value of financial instruments, as defined. Substantially all of the Company's assets and liabilities are carried at contract value, which approximates market value due to their relatively short-term nature or variable market rates of interest. Long-term debt of $151,420,000, which is carried at accreted cost, had an estimated fair value of approximately $150,063,000 at December 31, 2001.

16. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

                    NEUBERGER BERMAN INC. AND SUBSIDIARIES

16. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK--(Continued)


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

   As part of its prime brokerage business, the Company writes covered over-the-counter put options on listed equity securities with certain of its prime brokerage clients. Market risk is mitigated as the options are generally deep in the money and covered by an equivalent number of securities sold but not yet purchased. The fair value of such options was approximately $826,000 and $1,633,000 at December 31, 2001 and 2000, respectively.

17.  SEGMENT INFORMATION

   Under the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Company has four reportable segments: Private Asset Management, Mutual Fund and Institutional, Professional Securities Services and Corporate. The Private Asset Management segment provides customized investment management services for high net worth individuals, families and smaller institutions through money management, advisory services and trust services. Its revenues are principally investment advisory fees and commissions. The investment advisory and administrative services that are provided through the Mutual Fund and Institutional segment include: the management of the Neuberger Berman family of mutual funds, investment management of institutional separate account products and wrap products sponsored by third party brokerage firms and banks. Its revenues are principally investment advisory and administrative fees and commissions. The Professional Securities Services segment provides trade execution, clearing, custody, margin financing, portfolio reporting and trust services through professional investor clearing services, wealth management services, research sales and other activities, including market making, global securities lending, custody and recordkeeping services and treasury management. The revenues derived by this segment are principally commissions, net interest, trading revenues and clearance fees. The Corporate segment reflects certain corporate results that are not directly related to the day-to-day operations of the Company's principal business. Prior periods have been revised to conform with current year presentation.

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

                    NEUBERGER BERMAN INC. AND SUBSIDIARIES

   Summarized information for the Company's reportable segments is presented in the following table (000's omitted):

                                         For The Year Ended December 31, 2001
                               --------------------------------------------------------
                                             Mutual
                                Private       Fund      Professional
                                 Asset         and       Securities
                               Management Institutional   Services   Corporate  Total
                               ---------- ------------- ------------ --------- --------
Investment advisory and
  administrative fees.........  $201,956    $205,921      $  5,712   $     12  $413,601
Commissions...................    88,230      17,671        38,766         --   144,667
Net interest income (expense).     4,812          74        33,805     (4,061)   34,630
Principal transactions in
  securities, net.............        --         (56)        3,910     (1,066)    2,788
Clearance fees................        --          --        13,450         --    13,450
Other income..................       740          90         3,282         34     4,146
                                --------    --------      --------   --------  --------
Net revenues (loss) after
  interest expense............   295,738     223,700        98,925     (5,081)  613,282
Operating expenses............   154,069     140,641        71,833     17,680   384,223
                                --------    --------      --------   --------  --------
Net income (loss) before taxes  $141,669    $ 83,059      $ 27,092   $(22,761) $229,059
                                ========    ========      ========   ========  ========

                                         For The Year Ended December 31, 2000
                               --------------------------------------------------------
                                             Mutual
                                Private       Fund      Professional
                                 Asset         and       Securities
                               Management Institutional   Services   Corporate  Total
                               ---------- ------------- ------------ --------- --------
Investment advisory and
  administrative fees.........  $191,438    $206,965      $  1,504   $     --  $399,907
Commissions...................    93,967      16,958        35,664         --   146,589
Net interest income (expense).     5,040          29        38,331     (3,132)   40,268
Principal transactions in
  securities, net.............        --          72        10,670     (1,119)    9,623
Clearance fees................        --          --        13,532         --    13,532
Other income..................       301          40         5,280        807     6,428
                                --------    --------      --------   --------  --------
Net revenues (loss) after
  interest expense............   290,746     224,064       104,981     (3,444)  616,347
Operating expenses............   144,034     147,455        63,523     14,414   369,426
                                --------    --------      --------   --------  --------
Net income (loss) before taxes  $146,712    $ 76,609      $ 41,458   $(17,858) $246,921
                                ========    ========      ========   ========  ========

                    NEUBERGER BERMAN INC. AND SUBSIDIARIES

                                        For The Year Ended December 31, 1999
                              --------------------------------------------------------
                                            Mutual
                               Private       Fund      Professional
                                Asset         and       Securities
                              Management Institutional   Services   Corporate  Total
                              ---------- ------------- ------------ --------- --------
Investment advisory and
  administrative fees........  $166,454    $211,839      $ 1,141    $     --  $379,434
Commissions..................    90,132      21,544       30,406          --   142,082
Net interest income (expense)     3,498          30       26,182      (3,457)   26,253
Principal transactions in
  securities, net............        --         142        7,924       1,937    10,003
Clearance fees...............        --          --       11,081          --    11,081
Other income.................        30          54        3,975          --     4,059
                               --------    --------      -------    --------  --------
Net revenues (loss) after
  interest expense...........   260,114     233,609       80,709      (1,520)  572,912
Operating expenses excluding
  Reorganization and IPO
  Charges....................    86,847     150,362       51,494      10,783   299,486
                               --------    --------      -------    --------  --------
Net income (loss) before
  Reorganization and IPO
  Charges and taxes..........  $173,267    $ 83,247      $29,215    $(12,303) $273,426
                               ========    ========      =======    ========  ========

   The following table is a reconciliation of reportable segment net income, before Reorganization and IPO Charges and taxes, to the Company's consolidated totals.

                                                                         Total
                                                                         -----
For the Year Ended December 31, 2001
   Net income before taxes............................................ $ 229,059
   Tax expense........................................................   (96,391)
                                                                       ---------
   Net income......................................................... $ 132,668
                                                                       =========
For the Year Ended December 31, 2000
   Net income before taxes............................................ $ 246,921
   Tax expense........................................................   (96,565)
                                                                       ---------
   Net income......................................................... $ 150,356
                                                                       =========
For the Year Ended December 31, 1999
   Net income before Reorganization and IPO Charges and taxes......... $ 273,426
   Reorganization and IPO Charges.....................................  (150,054)
   Tax benefit........................................................    12,195
                                                                       ---------
   Net income......................................................... $ 135,567
                                                                       =========

                    NEUBERGER BERMAN INC. AND SUBSIDIARIES

18.   RELATED PARTY TRANSACTIONS

   During the years ended December 31, 2001, 2000 and 1999, the Company earned approximately $14,174,000, $13,028,000 and $17,779,000, respectively, in brokerage commissions from the Funds.

   Included in fees receivable is $12,049,000 and $11,954,000 related to amounts due from the Funds at December 31, 2001 and 2000, respectively.

   Certain employees of the Company are officers and/or trustees of the Funds. The Company also reimbursed certain Funds for expenses during the years ended December 31, 2001, 2000 and 1999, of approximately $1,092,000, $1,770,000 and
$2,225,000, respectively, to the extent that such Funds exceeded their specified expense limitations.

   Included in cash and cash equivalents is $184,161,000 and $76,494,000 related to investments in affiliated funds at December 31, 2001 and 2000, respectively. In addition, securities owned at market includes $23,092,000 and $6,239,000 of investments made by the Company in various Funds as of December 31, 2001 and 2000, respectively.

19.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                          2001
                                          -------------------------------------
                                            First    Second    Third    Fourth
                                          --------  --------  -------- --------
                                          (in thousands, except per share data)
Net revenues after interest expense...... $154,832  $157,034  $149,860 $151,556
Operating expenses.......................   95,776    98,860    92,056   97,531
                                          --------  --------  -------- --------
Net income before taxes..................   59,056    58,174    57,804   54,025
Tax expense..............................   24,822    24,490    24,335   22,744
                                          --------  --------  -------- --------
Net income............................... $ 34,234  $ 33,684  $ 33,469 $ 31,281
                                          ========  ========  ======== ========
Net income per common share:
   Basic................................. $   0.47  $   0.46  $   0.47 $   0.45
                                          ========  ========  ======== ========
   Diluted............................... $   0.46  $   0.45  $   0.47 $   0.44
                                          ========  ========  ======== ========

                                                          2000
                                          -------------------------------------
                                            First    Second    Third    Fourth
                                          --------  --------  -------- --------
                                          (in thousands, except per share data)
Net revenues after interest expense...... $155,412  $151,810  $151,650 $157,475
Operating expenses.......................   95,194    90,206    89,672   94,354
                                          --------  --------  -------- --------
Net income before taxes..................   60,218    61,604    61,978   63,121
Tax expense..............................   19,977    22,899    26,713   26,976
                                          --------  --------  -------- --------
Net income............................... $ 40,241  $ 38,705  $ 35,265 $ 36,145
                                          ========  ========  ======== ========
Net income per common share:
   Basic................................. $   0.54  $   0.53  $   0.48 $   0.49
                                          ========  ========  ======== ========
   Diluted............................... $   0.54  $   0.52  $   0.47 $   0.48
                                          ========  ========  ======== ========

                    NEUBERGER BERMAN INC. AND SUBSIDIARIES

                                                       1999
                                       ------------------------------------
                                         First    Second   Third    Fourth
                                       --------  -------- -------- --------
                                       (in thousands, except per share data)
   Net revenues after interest expense $144,586  $143,602 $141,328 $143,396
   Operating expenses.................   70,384    72,172   70,429  236,555
                                       --------  -------- -------- --------
   Net income (loss) before taxes.....   74,202    71,430   70,899  (93,159)
   Tax (benefit) expense..............    2,421     2,131   10,492  (27,239)
                                       --------  -------- -------- --------
   Net income (loss).................. $ 71,781  $ 69,299 $ 60,407 $(65,920)
                                       ========  ======== ======== ========
   Net income (loss) per common share:
      Basic and diluted............... $   1.12  $   1.08 $   0.94 $  (0.89)
                                       ========  ======== ======== ========

20.   SUBSEQUENT EVENT

   On January 28, 2002, NBI declared a quarterly cash dividend on its common stock in the amount of $0.075 per share. The dividend was paid on February 19, 2002 to stockholders of record at the close of business on February 7, 2002.

                    NEUBERGER BERMAN INC. AND SUBSIDIARIES

      SCHEDULE I--CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT PARENT

                  CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                (in thousands)

                                                                                    December 31,
                                                                                  -----------------
                                                                                    2001     2000
                                                                                  -------- --------
ASSETS
Cash and cash equivalents........................................................ $  4,131 $     --
Securities owned, at market value................................................   10,210       --
Receivable from subsidiaries.....................................................   58,961   47,971
Investment in subsidiaries.......................................................  363,193  248,331
Furniture, equipment and leasehold improvements, at cost, net of accumulated depreciation and amortization of $4,955 and $608 at December 31, 2001 and 2000,
  respectively...................................................................   19,672    7,428
Other assets.....................................................................   63,239   56,824
                                                                                  -------- --------
       Total assets.............................................................. $519,406 $360,554
                                                                                  ======== ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Other liabilities and accrued expenses........................................ $ 41,596 $ 10,415
                                                                                  -------- --------
   Long-term debt................................................................  151,420       --
                                                                                  -------- --------
Stockholders' equity:
   Common stock..................................................................      502      500
   Other equity..................................................................  325,888  349,639
                                                                                  -------- --------
       Total liabilities and stockholders' equity................................ $519,406 $360,554
                                                                                  ======== ========


    The accompanying notes are an integral part of the condensed financial statements.

                    NEUBERGER BERMAN INC. AND SUBSIDIARIES
      SCHEDULE I--CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT PARENT
                                  (Continued)

                      CONDENSED STATEMENTS OF OPERATIONS
                                (in thousands)

                                                                        For The
                                                                         Period
                                                                       October 8,
                                                  For The Years Ended     1999
                                                     December 31,       Through
                                                  ------------------  December 31,
                                                    2001      2000        1999
                                                  --------  --------  ------------
REVENUES:
   Interest...................................... $    424  $     --   $      --
   Management fees...............................    4,819       608          --
                                                  --------  --------   ---------
       Gross revenues............................    5,243       608          --
Interest expense.................................    1,643        --          --
                                                  --------  --------   ---------
       Net revenues after interest expense.......    3,600       608          --
                                                  --------  --------   ---------
OPERATING EXPENSES:
   Employee compensation and benefits............      339       126     137,273
   Depreciation and amortization.................    4,819       608          --
   Other expenses................................    2,458     1,342      10,000
                                                  --------  --------   ---------
       Total operating expenses..................    7,616     2,076     147,273
                                                  --------  --------   ---------
Loss from operations before equity in income of
  subsidiaries and taxes.........................   (4,016)   (1,468)   (147,273)
Equity in income of subsidiaries.................  134,168   141,384      26,845
                                                  --------  --------   ---------
       Net income (loss) before taxes............  130,152   139,916    (120,428)
Tax benefit......................................   (2,516)  (10,440)    (50,689)
                                                  --------  --------   ---------
       Net income (loss)......................... $132,668  $150,356   $ (69,739)
                                                  ========  ========   =========


    The accompanying notes are an integral part of the condensed financial statements.

                    NEUBERGER BERMAN INC. AND SUBSIDIARIES

      SCHEDULE I--CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT PARENT
                                  (Continued)

                      CONDENSED STATEMENTS OF CASH FLOWS
                       (in thousands, except share data)

                                                                                          For The Period
                                                                     For The Years Ended  October 8, 1999
                                                                        December 31,          Through
                                                                    --------------------   December 31,
                                                                      2001       2000          1999
                                                                    ---------  ---------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).................................................. $ 132,668  $ 150,356     $(69,739)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities--
   Equity in income of subsidiaries................................  (134,168)  (141,384)     (26,845)
   Contribution to defined contribution stock incentive plan trust.        --         --      134,327
   Deferred tax (benefit) provision................................    16,344     (9,750)     (48,427)
   Depreciation and amortization...................................     4,819        608           --
   Interest on long-term debt......................................     1,643         --           --
Amortization of unearned compensation, net.........................     2,678         --           --
Net tax benefit on options exercised...............................       748         --           --
(Increase) decrease in operating assets--
   Securities owned, at market value...............................   (10,210)        --           --
   Receivable from subsidiaries....................................   (10,990)     1,604      (49,575)
   Other assets....................................................   (12,627)       (23)          --
Increase (decrease) in operating liability--
   Other liabilities and accrued expenses..........................    31,181     (9,271)      21,271
                                                                    ---------  ---------     --------
       Net cash provided by (used in) operating activities.........    22,086     (7,860)     (38,988)
                                                                    ---------  ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for purchases of furniture, equipment and leasehold
     improvements..................................................   (16,592)    (8,245)          --
   Cash paid for acquisitions......................................   (51,486)    (7,882)          --
   Dividends received from subsidiaries............................    78,300     80,000           --
   Investment in subsidiaries......................................    (3,500)    (1,157)     (40,871)
                                                                    ---------  ---------     --------
       Net cash provided by (used in) investing activities.........     6,722     62,716      (40,871)
                                                                    ---------  ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock........................................     3,633         --       87,933
   Payments for dividends..........................................   (20,374)   (19,646)          --
   Purchase of treasury stock......................................  (158,602)   (35,210)      (8,074)
   Proceeds from issuance of long-tem debt.........................   150,666         --           --
                                                                    ---------  ---------     --------
       Net cash provided by (used in) financing activities.........   (24,677)   (54,856)      79,859
                                                                    ---------  ---------     --------
       Net increase in cash and cash equivalents...................     4,131         --           --
CASH AND CASH EQUIVALENTS, beginning of period.....................        --         --           --
                                                                    ---------  ---------     --------
CASH AND CASH EQUIVALENTS, end of period........................... $   4,131  $      --     $     --
                                                                    =========  =========     ========

    The accompanying notes are an integral part of the condensed financial statements.

                    NEUBERGER BERMAN INC. AND SUBSIDIARIES

     SCHEDULE I -- CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT PARENT
                                  (Continued)

                CONDENSED STATEMENTS OF CASH FLOWS (Continued)
                       (in thousands, except share data)

Supplemental disclosures of cash flow information:

   NBI made no interest payments for the years ended December 31, 2001 and 2000, and for the period October 8, 1999 through December 31, 1999.

   Tax payments totaled $46,012 and $109,683 during the year ended December 31, 2000. NBI made no tax payments for the period October 8, 1999 through December 31, 1999.

Supplemental disclosures of non-cash operating, investing and financing activities:

   On October 7, 1999, the principals of NB, LLC and the shareholders of NBMI exchanged their ownership interests for common stock of NBI with a carrying value of $109,317.

   In connection with NBI's initial public offering, an initial, irrevocable non-cash contribution of 6,396,516 shares of its common stock was made to an employee defined contribution stock incentive plan trust. The non-cash expense associated with the contribution totaled $134,327 and was recognized on the date it was funded, in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." NBI recorded a deferred tax benefit of $46,262 related to the contribution.

   On November 23, 1999, NBI declared an initial quarterly cash dividend on its common stock in the amount of $0.067 per share. The dividend was paid on January 25, 2000, to stockholders of record at the close of business on January 11, 2000.

   On December 27, 1999, NBI made a cash contribution of $10,000 to the Neuberger Berman Foundation. In connection with the cash contribution, NBI recorded a deferred tax benefit of $2,165.

   During the first six months of 2000, NBI increased, based upon the price of its common stock at the close of business on June 30, 2000, the carrying value of the deferred tax asset resulting from its initial, irrevocable non-cash contribution of 6,396,516 shares referred to above, by $9,750.

   During 2000, as part of the purchase price of an acquisition, NBI issued 16,459 shares of common stock from treasury with a market value of $875. During 2001, as part of the purchase price of two acquisitions, NBI issued 402,857 shares of common stock from treasury with a market value of $15,500.

   In connection with an employee stock ownership plan, NBI issued for the years ended December 31, 2001 and 2000, 163,502 and 43,756 of restricted shares, respectively, with a market value of $8,040 and $2,298, of which $3,503 and $1,003 were issued from treasury, respectively. These issuances of shares were recorded as a credit to capital stock with a corresponding debit to unearned compensation. In addition, 3,379 shares of common stock were forfeited in 2001 with a market value of $176. These forfeitures of shares were recorded as a debit to capital stock with corresponding credits to unearned compensation and employee compensation and benefits.

    The accompanying notes are an integral part of the condensed financial statements.

                    NEUBERGER BERMAN INC. AND SUBSIDIARIES

      SCHEDULE I--CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT PARENT
                                  (Continued)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  GENERAL

   The condensed financial statements of NBI should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements which are included elsewhere in this report.

   For purposes of the condensed statements of financial condition, NBI considers all investments in money market funds to be cash equivalents.

   Securities owned are valued at market.

   Investment in subsidiaries represents NBI's investment in its subsidiary companies. Income and losses of the subsidiaries are recognized using equity method accounting.

   Receivable from subsidiaries include cash advances and amounts due under intra-corporate tax sharing arrangements.

   Dividends paid to NBI by its wholly owned subsidiaries were $78,300,000 and $80,000,000 for the years ended December 31, 2001 and 2000, respectively. No dividends were paid to NBI for the period October 8, 1999 through December 31, 1999.

   For information on the following, refer to the indicated Notes to the Consolidated Financial Statements, which are included elsewhere in this report.

  .  Long-Term Debt (Note 7)

  .  Commitments and Contingencies (Note 12)

   Certain prior year amounts have been reclassified to conform with the current year presentation.

2.  SUBSEQUENT EVENT

   On January 28, 2002, NBI declared a quarterly cash dividend on its common stock in the amount of $0.075 per share. The dividend was paid on February 19, 2002 to stockholders of record at the close of business on February 7, 2002.

Item 9.--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE

   Not Applicable.

PART III

Item 10.--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 11.--EXECUTIVE COMPENSATION

   The information required by this Item 11 is incorporated by reference to the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 12.--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item 12 is incorporated by reference to the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item 13 is incorporated by reference to the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

PART IV

Item 14.--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

1.  Consolidated Financial Statements.
    The consolidated financial statements required to be filed as part of this Annual Report on Form 10-K arelisted in the index to Item 8 of this Report.

2.  Financial Statement Schedules.
    The financial statement schedules required to be filed as part of this Annual Report on Form 10-K are listedin the index to Item 8 of this Report.

3.  Exhibits.
     2.1      Plan of Merger and Exchange Agreement, dated as of August 2,
              1999, by and among Neuberger Berman Inc., Neuberger Berman, LLC, the members of Neuberger Berman, LLC, Neuberger Berman Management
              Inc., the shareholders of Neuberger Berman Management Inc. and
              Neuberger Berman Sub Inc., a New York corporation./(1)/
     2.2      Amendment No. 1, dated as of September 30, 1999, to the Plan of
              Merger and Exchange Agreement, dated as of August 2, 1999./(2)/
     3.1      Certificate of Incorporation./(1)/
     3.2      By-Laws, as amended May 10, 2001./(3)/
     4.1      Specimen of Common Stock Certificate./(1)/
     4.2 Stockholders Agreement, dated as of August 2, 1999, by and among Neuberger Berman Inc. and the stockholders named therein./(1)/
     4.3 Trust Indenture, dated as of May 4, 2001, by and between Neuberger Berman Inc. and The Bank of New York./(4)/

      4.4 Registration Rights Agreement, dated as of May 4, 2001, by and between Neuberger Berman Inc. and Merrill Lynch & Co., Merrill
           Lynch, Pierce, Fenner & Smith Incorporated./(4)/
     10.1  1999 Neuberger Berman Inc. Directors Stock Incentive Plan./(1)/

     10.2  1999 Neuberger Berman Inc. Long-Term Incentive Plan./(1)/

     10.3  1999 Neuberger Berman Inc. Annual Incentive Plan./(1)/
     10.4  1999 Neuberger Berman Inc. Deferred Compensation Plan./(1)/
     10.5  Neuberger Berman Inc. Employee Defined Contribution Stock
           Incentive Plan, as amended January 21, 2000./(5)/
     10.6 Non-Competition Agreement, dated as of August 2, 1999, by and among the Company and the stockholders named therein./(1)/
     10.7  Form of Employment Agreement, dated August 2, 1999, between
           Neuberger Berman, LLC and each continuing principal./(1)/
     10.8  Subordinated Loan Agreement, dated as of August 31, 1998, between
           Neuberger Berman, LLC and NB Associates, LLC./(1)/
     10.9  First Amendment, dated March 30, 1999, to Subordinated Loan
           Agreement, dated August 31, 1998, between Neuberger Berman, LLC and NB Associates, LLC./(1)/
     10.10 Second Amendment, dated September 1, 1999, to subordinated Loan
           Agreement, dated August 31, 1998, between Neuberger Berman, LLC and NB Associates, LLC./(1)/
     10.11 $15,000,000 Promissory Note due September 1, 2000, issued by
           Neuberger Berman, LLC to NB Associates, LLC on September 1,
           1999./(1)/
     10.12 Subordinated Note Purchase Agreement, dated September 1, 1999, between Neuberger Berman, LLC and The Travelers Insurance
           Company./(1)/
     10.13 $10,000,000 Floating Rate Subordinated Note due September 1,
           2004, issued by Neuberger Berman, LLC to Tral & Co. on September
           1, 1999./(1)/
     10.14 $25,000,000 Floating Rate Subordinated Note due September 1,
           2004, issued by Neuberger Berman, LLC to Tral & Co. on September
           1, 1999./(1)/
     10.15 Neuberger Berman Inc. Wealth Accumulation Plan./(6)/
     10.16 Neuberger Berman Inc. Employee Stock Purchase Plan./(6)/
     10.17 Amendment No. 1 to the 1999 Neuberger Berman Inc. Directors Stock
           Incentive Plan./(7)/
     10.18 Amendment No. 1 to the 1999 Neuberger Berman Inc. Long-Term
           Incentive Plan./(7)/
     10.19 Amendment No. 1 to the 1999 Neuberger Berman Inc. Annual
           Incentive Plan./(7)/
     10.20 Amendment No. 2 to the Neuberger Berman Inc. Employee Defined
           Contribution Stock Incentive Plan./(7)/
     10.21 Neuberger Berman Inc. Wealth Accumulation Plan, Amended and
           Restated as of September 1, 2000./(7)/
     10.22 Neuberger Berman Inc. Employee Stock Purchase Plan, Amended and
           Restated as of September 1, 2000./(7)/
     12.1  Computation in support of ratio of earnings to fixed charges
           (filed herewith).
     21.1  Subsidiaries of the Company (filed herewith).
     23.1  Consent of Arthur Andersen LLP (filed herewith).

     99.1 Representation from Arthur Andersen pursuant to Temporary Note 3T to Article 3 of Regulation S-X (filed herewith).

--------
/(1)/ Incorporated by reference to the corresponding exhibit to the
      Registrant's Registration Statement on Form S-1 (No. 333-84525).
/(2)/ Incorporated by reference to the corresponding exhibit to the Registrant's Amendment No. 4 to Registration Statement on Form S-1 (No. 333-84525).

/(3)/ Incorporated by reference to the corresponding exhibit to the Registrant's Amendment No. 2 to Registration Statement on Form S-3 (No. 333-62350).
/(4)/ Incorporated by reference to the corresponding exhibit to the Registrant's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2001 (No. 001-15361).
/(5)/ Incorporated by reference to the corresponding exhibit to the Registrant's Annual Report on Form 10-K, for the period ended December 31, 1999 (No. 001-15361).
/(6)/ Incorporated by reference to the corresponding exhibit to the Registrant's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2000 (No. 001-15361).
/(7)/ Incorporated by reference to the corresponding exhibit to the Registrant's Annual Report on Form 10-K, for the period ended December 31, 2000 (No. 001-15361).

(b) Reports on Form 8-K:

1. Form 8-K dated October 24, 2001, Items 5, 7 and 9

Exhibits:

Exhibit 99.1 Press release issued by the Corporation on October 22, 2001, reporting that it had entered into an agreement to acquire the assets of Oscar Capital Management, LLC.

Exhibit 99.2 Press release issued by the Corporation on October 23, 2001 with respect to the declaration of a third quarter cash dividend.

Financial Statements:

Exhibit 99.3 Press release issued by the Corporation on October 23, 2001 with respect to its results of operations for the third quarter ended September 30, 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NEUBERGER BERMAN INC.

                                               By:     /S/  JEFFREY B. LANE
                                                   -----------------------------
                                                          Jeffrey B. Lane
                                                   President and Chief Executive
                                                              Officer

Dated: March 26, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----

    /S/  LAWRENCE ZICKLIN     Chairman of the Board of      March 26, 2002
-----------------------------   Directors
      Lawrence Zicklin

   /S/  RICHARD A. CANTOR     Vice Chairman of the Board of March 26, 2002
----------------------------- Directors
      Richard A. Cantor

   /S/  MARVIN C. SCHWARTZ    Vice Chairman of the Board of March 26, 2002
----------------------------- Directors
     Marvin C. Schwartz

    /S/  JEFFREY B. LANE      President, Chief Executive    March 26, 2002
----------------------------- Officer and Director
       Jeffrey B. Lane

    /S/  NATHAN GANTCHER      Director                      March 26, 2002
-----------------------------
       Nathan Gantcher

     /S/  DAVID W. GLENN      Director                      March 26, 2002
-----------------------------
       David W. Glenn

   /S/  MICHAEL M. KASSEN     Executive Vice President,     March 26, 2002
----------------------------- Chief Investment Officer and
      Michael M. Kassen       Director

   /S/  ARTHUR LEVITT, JR.    Director                      March 26, 2002
-----------------------------
     Arthur Levitt, Jr.

     /S/  JON C. MADONNA      Director                      March 26, 2002
-----------------------------
       Jon C. Madonna

      /S/  ROBERT MATZA       Executive Vice President,     March 26, 2002
----------------------------- Chief Operating Officer
        Robert Matza          and Director

          Signature                       Title                  Date
          ---------                       -----                  ----

    /S/  JACK H. NUSBAUM      Director                      March 26, 2002
-----------------------------
       Jack H. Nusbaum

   /S/  HEIDI L. SCHNEIDER    Executive Vice President      March 26, 2002
----------------------------- and Director
     Heidi L. Schneider

   /S/  MATTHEW S. STADLER    Senior Vice President,        March 26, 2002
----------------------------- Chief Financial Officer
     Matthew S. Stadler       and Chief Accounting Officer

    /S/  PETER E. SUNDMAN     Executive Vice President      March 26, 2002
----------------------------- and Director
      Peter E. Sundman