Form 10-Q
period 2002-03-31
NEUBERGER BERMAN INC
filed 2002-05-15
CIK 1068144

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For Quarter Ended March 31, 2002

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the transition period from           to

                       Commission file number 001-15361

                               -----------------

                             Neuberger Berman Inc.
            (Exact Name of Registrant As Specified in Its Charter)

                  Delaware                          06-1523639
      (State or Other Jurisdiction of    (I.R.S. Employer Identification
       Incorporation or Organization)                  No.)

       605 Third Avenue, New York, NY                 10158
      (Address of Principal Executive               (Zip Code)
                  Offices)

       Registrant's telephone number, including area code (212) 476-9000 (Former name, former address and former fiscal year, if changed since last report)

                               -----------------

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

                                Yes [_]  No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 70,417,805 shares of Common Stock, par value $.01 per share, were outstanding on April 30, 2002.

================================================================================

                             NEUBERGER BERMAN INC.

                                   Form 10-Q

                                     Index

                                                                                               Page
                                                                                               ----
Part I--Financial Information
Item 1.--Financial Statements.................................................................   2
     Condensed Consolidated Statements of Financial Condition As of March 31, 2002
       (Unaudited) and December 31, 2001......................................................   2
     Condensed Consolidated Statements of Income (Unaudited) For The Three Months Ended
       March 31, 2002 and 2001................................................................   3
     Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited) For The
       Three Months Ended March 31, 2002......................................................   4
     Condensed Consolidated Statements of Cash Flows (Unaudited) For The Three Months Ended
       March 31, 2002 and 2001................................................................   5
     Notes to Condensed Consolidated Financial Statements (Unaudited).........................   7
Item 2.--Management's Discussion and Analysis of Financial Condition and Results of Operations  12
Item 3.--Quantitative and Qualitative Disclosures About Risk..................................  19

Part II--Other Information
Item 1.--Legal Proceedings....................................................................  20
Item 6.--Exhibits and Reports on Form 8-K.....................................................  20
Signatures....................................................................................  21
Exhibit Index.................................................................................  22

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

Part I--Financial Information

Item 1.--Financial Statements

                    Neuberger Berman Inc. and Subsidiaries

           Condensed Consolidated Statements of Financial Condition
                       (in thousands, except share data)

                                                                                       March 31,  December 31,
                                                                                         2002         2001
                                                                                      ----------- ------------
                                                                                      (Unaudited)
ASSETS
Cash and cash equivalents............................................................ $  222,000   $  282,040
Cash and securities segregated for the exclusive benefit of clients..................    992,241      593,973
Cash and securities deposited with clearing organizations, (including securities with market values of $11,985 and $11,957 at March 31, 2002 and December 31, 2001,
  respectively)......................................................................     13,217       13,189
Securities purchased under agreements to resell......................................    190,862      304,576
Receivable from brokers, dealers and clearing organizations..........................  2,212,776    2,109,110
Receivable from clients..............................................................    572,046      773,854
Securities owned, at market value....................................................     91,603       88,058
Fees receivable......................................................................     33,517       29,719
Furniture, equipment and leasehold improvements, at cost, net of accumulated depreciation and amortization of $42,224 and $38,651 at March 31, 2002 and
  December 31, 2001, respectively....................................................     47,181       43,793
Other assets.........................................................................    143,825      144,175
                                                                                      ----------   ----------
       Total assets.................................................................. $4,519,268   $4,382,487
                                                                                      ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Securities sold under agreements to repurchase......................................    465,122      608,538
 Payable to brokers, dealers and clearing organizations..............................  2,131,565    1,703,745
 Payable to clients..................................................................  1,305,886    1,415,904
 Securities sold but not yet purchased, at market value..............................      5,558        6,174
 Other liabilities and accrued expenses..............................................     84,644      135,316
                                                                                      ----------   ----------
                                                                                       3,992,775    3,869,677
                                                                                      ----------   ----------
 Long-term debt......................................................................    151,704      151,420
                                                                                      ----------   ----------
 Subordinated liability..............................................................     35,000       35,000
                                                                                      ----------   ----------
Stockholders' equity:
 Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued at
   March 31, 2002 and December 31, 2001..............................................         --           --
 Common stock, $.01 par value; 250,000,000 shares authorized; 75,680,379 and
   75,310,547 shares issued at March 31, 2002 and December 31, 2001, respectively; 70,442,722 and 70,416,985 shares outstanding at
   March 31, 2002 and December 31, 2001, respectively................................        757          753
 Paid-in capital.....................................................................    349,660      341,344
 Retained earnings...................................................................    201,210      173,265
                                                                                      ----------   ----------
                                                                                         551,627      515,362
 Less: Treasury stock, at cost, of 5,237,657 and 4,893,562 shares at March 31,
       2002 and December 31, 2001, respectively......................................   (196,906)    (181,488)
      Unearned compensation..........................................................    (14,932)      (7,484)
                                                                                      ----------   ----------
       Total stockholders' equity....................................................    339,789      326,390
                                                                                      ----------   ----------
       Total liabilities and stockholders' equity.................................... $4,519,268   $4,382,487
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

                    Neuberger Berman Inc. and Subsidiaries

            Condensed Consolidated Statements of Income (Unaudited)
                     (in thousands, except per share data)

                                                          For The Three Months
                                                            Ended March 31,
                                                          --------------------
                                                             2002      2001
                                                           --------  --------
  REVENUES:
  Investment advisory and administrative fees............ $108,912   $103,292
  Commissions............................................   39,598     36,693
  Interest...............................................   19,378     57,708
  Principal transactions in securities, net..............      502        559
  Clearance fees.........................................    2,931      3,814
  Other income...........................................    2,835        577
                                                           --------  --------
     Gross revenues......................................  174,156    202,643
  Interest expense.......................................   13,961     47,811
                                                           --------  --------
     Net revenues after interest expense.................  160,195    154,832
                                                           --------  --------
  OPERATING EXPENSES:
  Employee compensation and benefits.....................   68,439     65,572
  Information technology.................................    5,797      5,450
  Rent and occupancy.....................................    5,503      4,625
  Brokerage, clearing and exchange fees..................    3,039      2,702
  Advertising and sales promotion........................    2,193      2,546
  Distribution and fund administration...................    5,820      4,371
  Professional fees......................................    2,542      1,964
  Depreciation and amortization..........................    3,697      2,771
  Other expenses.........................................    5,344      5,775
                                                           --------  --------
     Total operating expenses............................  102,374     95,776
                                                           --------  --------
     Net income before taxes.............................   57,821     59,056
  Provision for income taxes.............................   24,574     24,822
                                                           --------  --------
     Net income.......................................... $ 33,247   $ 34,234
                                                           ========  ========
  Net income per common share
     Net income per share--Basic......................... $   0.48   $   0.47
                                                           ========  ========
     Net income per share--Diluted....................... $   0.47   $   0.46
                                                           ========  ========
     Weighted average common shares outstanding--Basic...   70,044     73,167
                                                           ========  ========
     Weighted average common shares outstanding--Diluted.   71,279     74,668
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

                    Neuberger Berman Inc. and Subsidiaries

                  Condensed Consolidated Statement of Changes
                      In Stockholders' Equity (Unaudited)
                                (in thousands)

                                                    For The Three Months Ended March 31, 2002
                                           -----------------------------------------------------------
                                           Common Paid-in   Retained  Treasury     Unearned
                                           Stock  Capital   Earnings   Stock     Compensation  Total
                                           ------ --------  --------  ---------  ------------ --------
Beginning balance, December 31, 2001......  $753  $341,344  $173,265  $(181,488)   $ (7,484)  $326,390
   Dividends..............................    --        --    (5,302)        --          --     (5,302)
   Acquisition of treasury stock..........    --        --        --    (18,168)         --    (18,168)
   Issuance of common stock...............     4     8,344        --      2,823      (8,889)     2,282
   Amortization of unearned
     compensation.........................    --        --        --         --       1,361      1,361
   Forfeitures of restricted stock awards.    --       (28)       --        (73)         80        (21)
   Net income.............................    --        --    33,247         --          --     33,247
                                            ----  --------  --------  ---------    --------   --------
Ending balance, March 31, 2002............  $757  $349,660  $201,210  $(196,906)   $(14,932)  $339,789
                                            ====  ========  ========  =========    ========   ========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                    Neuberger Berman Inc. and Subsidiaries

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                (in thousands)

                                                                              For The Three Months
                                                                                 Ended March 31,
                                                                              --------------------
                                                                                2002       2001
                                                                              ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income................................................................... $  33,247  $  34,234
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities--
   Depreciation and amortization.............................................     3,697      2,771
   Deferred tax provision (benefit)..........................................     1,618     (1,077)
   Amortization of unearned compensation, net................................     1,340        505
   Interest on long-term debt................................................       616         --
Net tax benefit on options exercised.........................................     1,745        570
(Increase) decrease in operating assets--
   Cash and securities segregated for the exclusive benefit of clients.......  (398,268)   235,668
   Cash and securities deposited with clearing organizations.................       (28)        18
   Securities purchased under agreements to resell...........................   113,714    119,465
   Receivable from brokers, dealers and clearing organizations...............  (103,666)  (160,093)
   Receivable from clients...................................................   201,808   (154,607)
   Securities owned, at market value.........................................    (3,545)    12,613
   Fees receivable...........................................................    (3,798)    (4,662)
   Other assets..............................................................    (1,724)    (2,128)
Increase (decrease) in operating liabilities--
   Bank loans................................................................        --    157,000
   Securities sold under agreements to repurchase............................  (143,416)    14,430
   Payable to brokers, dealers and clearing organizations....................   427,820    519,631
   Payable to clients........................................................  (110,018)  (689,226)
   Securities sold but not yet purchased, at market value....................      (616)     9,779
   Other liabilities and accrued expenses....................................   (50,672)   (29,558)
                                                                              ---------  ---------
       Net cash provided by (used in) operating activities...................   (30,146)    65,333
                                                                              ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for purchases of furniture, equipment and leasehold improvements.    (6,961)    (4,503)
   Cash paid for acquisitions................................................        --    (14,442)
                                                                              ---------  ---------
       Cash used in investing activities.....................................    (6,961)   (18,945)
                                                                              ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments for dividends....................................................    (5,302)    (4,889)
   Issuance of common stock..................................................       537      2,079
   Purchase of treasury stock................................................   (18,168)    (7,613)
                                                                              ---------  ---------
       Net cash used in financing activities.................................   (22,933)   (10,423)
                                                                              ---------  ---------
       Net increase (decrease) in cash and cash equivalents..................   (60,040)    35,965
CASH AND CASH EQUIVALENTS, beginning of period...............................   282,040     88,117
                                                                              ---------  ---------
CASH AND CASH EQUIVALENTS, end of period..................................... $ 222,000  $ 124,082
                                                                              =========  =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                    Neuberger Berman Inc. and Subsidiaries

                       (in thousands, except share data)

Supplemental disclosures of cash flow information:

   Interest payments totaled $12,836 and $46,885 for the three months ended March 31, 2002 and 2001, respectively.

   Tax payments totaled $31,124 and $7,393 for the three months ended March 31, 2002 and 2001, respectively.

Supplemental disclosures of non-cash operating, investing and financing activities:

   As part of the purchase price for the assets of Fasciano Company, Inc., on March 23, 2001, Neuberger Berman Inc. issued 57,295 shares of common stock from treasury with a market value of $2,500.

   In connection with employee stock ownership plans, Neuberger Berman Inc. issued for the three months ended March 31, 2002 and 2001, 206,929 and 106,896 of restricted shares, respectively, with market values of $8,889 and $5,635, of which $2,320 and $1,586 were issued from treasury, respectively. These issuances of shares were recorded as a credit to capital stock with a corresponding debit to unearned compensation. In addition, 2,288 shares of restricted stock were forfeited in the first quarter of 2002 with a recorded value of $101. These forfeitures of shares were recorded as a debit to capital stock with corresponding credits to unearned compensation and employee compensation and benefits.



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                    Neuberger Berman Inc. and Subsidiaries

             Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)

1.  Organization and Description of Business

   Neuberger Berman Inc. ("NBI") was organized as a Delaware corporation on August 13, 1998. NBI was formed to be the holding company for Neuberger Berman, LLC ("NB, LLC"), a Delaware limited liability company and Neuberger Berman Management Inc. ("NBMI"), a New York corporation, and to allow for the issuance of common stock to the public.

   The condensed consolidated financial statements include the accounts of NBI and its subsidiaries. NBI's significant wholly owned subsidiaries are NB, LLC, NBMI, and Neuberger Berman Trust Company, N.A., which holds a national bank charter under the laws of the United States (collectively, the "Company"). Material intercompany transactions and balances have been eliminated in consolidation.

   The Company is a registered investment adviser and a registered broker-dealer, providing investment management services to high net worth clients, mutual funds and institutional clients. As a registered investment adviser, the Company manages equity, fixed income, balanced, socially responsive, and international portfolios for individuals, families, endowments, foundations, trusts and employee benefit plans. In addition, the Company advises the Neuberger Berman family of funds. As a registered broker-dealer, the Company executes securities transactions for its clients and others and provides prime brokerage and correspondent clearing services to other firms.

2.  Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of condensed consolidated financial condition and results of operations for the periods presented have been included. All adjustments are of a normal and recurring nature. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain prior period amounts have been reclassified to conform to the three months ended March 31, 2002 presentation.

   On July 23, 2001, the Board of Directors of NBI declared a three-for-two stock split of the Company's common stock in the form of a 50% stock dividend. Accordingly, certain share data as well as net income per common share amounts have been retroactively adjusted to reflect the three-for-two stock split.

3.  Goodwill and Other Intangible Assets

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142, which became effective on July 1, 2001 for acquisitions after June 30, 2001, and on January 1, 2002 for acquisitions prior to July 1, 2001, states that goodwill is no longer subject to amortization over its estimated useful life, but will be assessed for impairment. In addition, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. For the three months ended March 31, 2001, net income excluding goodwill amortization would have been $34,325,000. As of March 31, 2002, the Company does not anticipate any goodwill impairment charge as a result of the implementation of SFAS 142.

                    Neuberger Berman Inc. and Subsidiaries

                                  (Unaudited)

4.  Long-Term Debt

   On May 4, 2001, in accordance with Rule 144A of the Securities Act of 1933, as amended, the Company sold $175,000,000 principal amount at maturity of zero-coupon senior convertible notes due 2021, resulting in proceeds of approximately $151,000,000. The issue price represents a yield to maturity of 0.75% per year, which is accounted for using the effective interest rate method. Each $1,000 principal amount at maturity of the convertible securities is convertible into 13.8879 shares of the Company's common stock upon the occurrence of any of the following events: i) during any calendar quarter commencing after June 30, 2001, the closing sale price of NBI's common stock on the New York Stock Exchange ("NYSE") for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than a specified percentage, initially 120% and declining 0.12658% each quarter thereafter, of the accreted conversion price per share of the Company's common stock on the last trading day of the preceding calendar quarter; ii) the Company elects to redeem the convertible securities; iii) the Company takes certain corporate actions, such as the declaration of an extraordinary dividend; and iv) the credit rating by Standard & Poor's is below investment grade. The Company may redeem the convertible securities for cash on or after May 4, 2006, at their accreted value. The Company may be required to repurchase the convertible securities at the accreted value thereof, at the option of the holders on May 4 of 2002, 2004, 2006, 2011 and 2016. The Company may choose to pay for such repurchases in cash or shares of its common stock. For the three months ended March 31, 2002, the Company recorded accreted interest of $284,000.

   Effective May 2, 2002, the Company amended the terms of its convertible securities to permit the holders, at their option, to cause the Company to repurchase the convertible securities on November 4, 2002, at their accreted value of $870.67 per $1,000 principal amount at maturity. The Company also announced that each holder electing not to require the Company to repurchase its convertible securities as of May 4, 2002, will receive a one-time payment of $4.34 for every $1,000 aggregate principal amount at maturity of the convertible securities held. As of the close of business May 3, 2002, holders of approximately 5% or $8.7 million principal amount of the convertible securities exercised their option to cause the Company to repurchase their convertible securities. The Company paid $7.6 million for these repurchases in cash on May 6, 2002. On May 8, 2002, the Company made a one-time payment of $4.34 for every $1,000 aggregate principal amount at maturity of the convertible securities to each holder of the convertible securities as of the close of business on May 7, 2002.

5.  Regulatory Requirements

   NB, LLC and NBMI, as registered broker-dealers and member firms of the NYSE and the National Association of Securities Dealers, Inc., are subject to the Securities and Exchange Commission's (the "SEC") Uniform Net Capital Rule 15c3-1 ("the Rule"), which requires that broker-dealers maintain a minimum level of net capital, as defined. As of March 31, 2002, NB, LLC and NBMI had net capital of approximately $216,132,000 and $5,429,000, respectively, which exceeded their requirements by approximately $195,132,000 and $5,179,000, respectively.

   The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer would be less than the amount required under the Rule. Accordingly, at March 31, 2002, the payments of dividends and advances to NBI by NB, LLC and NBMI are limited to approximately $163,633,000 and $5,129,000, respectively, under the most restrictive of these requirements.

   As of March 31, 2002, cash of $1,500,000, U.S Treasury bills with a market value of $315,440,000 and $658,283,000 of contract value plus accrued interest on various U.S. Government obligations purchased under agreements to resell have been segregated in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the SEC. In addition, cash of approximately $18,000 and U.S. Treasury bills with a market value of approximately $996,000 have been segregated under the Commodity Exchange Act.

                    Neuberger Berman Inc. and Subsidiaries

                                  (Unaudited)

5.  Regulatory Requirements--(Continued)

   As a clearing broker-dealer, NB, LLC has elected to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers ("PAIB Calculation"), as defined. The PAIB Calculation is computed in order for correspondent firms to classify their assets held by NB, LLC as allowable assets in the correspondents' net capital calculation. At March 31, 2002, NB, LLC had a reserve requirement of $11,811,000 which was met by the deposit of $16,004,000 of contract value plus accrued interest on a U.S. Treasury note purchased under an agreement to resell, which has been segregated in a special reserve bank account for the exclusive benefit of customers-PAIB under Rule 15c3-3 of the SEC.

6.  Earnings Per Share

   Basic earnings per common share are calculated by dividing net income by the weighted average common shares outstanding. Diluted earnings per common share are calculated by dividing net income by the total weighted average common shares outstanding and common stock equivalents. Common stock equivalents are comprised of dilutive potential shares from stock options and certain restricted stock awards. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Diluted earnings per common share are computed using the treasury stock method. Shares have been adjusted to give effect to the three-for-two stock split in NBI's common stock in August 2001.

   The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2002 and 2001:

                                                  For The Three Months
                                                     Ended March 31,
                                                  ---------------------
                                                     2002       2001
                                                    -------    -------
                                                  (In Thousands, Except
                                                     Per Share Data)
Net Income....................................... $33,247     $34,234
                                                    =======    =======
Basic weighted average shares outstanding........  70,044      73,167
Dilutive potential shares from stock options and
  certain restricted stock awards................   1,235       1,501
                                                    -------    -------
Dilutive weighted average shares outstanding.....  71,279      74,668
                                                    =======    =======
Basic earnings per share......................... $  0.48     $  0.47
                                                    =======    =======
Diluted earnings per share....................... $  0.47     $  0.46
                                                    =======    =======

   At March 31, 2002 and 2001, options on approximately 1,042,000 shares and 997,000 shares, respectively, have been excluded from the earnings per share computation above due to their anti-dilutive effect. Due to its contingent conversion feature, long-term debt has not been considered.

7.  Contingencies

   In the normal course of business, the Company is subject to various legal proceedings. In the opinion of management, based on discussions with legal counsel, the resolution of pending proceedings will not have a material adverse effect on the condensed consolidated financial condition, results of operations or liquidity of the Company.

                    Neuberger Berman Inc. and Subsidiaries

                                  (Unaudited)

8.  Stock Options

   The Company has two stock based plans that provide for the granting of stock options to employees and directors, the 1999 Neuberger Berman Inc. Long-Term Incentive Plan and the 1999 Neuberger Berman Inc. Directors Stock Incentive Plan (collectively, the "Plans"). The following table summarizes awards of and transactions in options under the Plans for the three months ended March 31, 2002:

                                                         Range of Exercise Prices
                             -------------------------------------------------------------------------------
                             $18.75-$19.99 $20.00-$29.99 $30.00-$39.99 $40.00-$49.99 $50.00-$55.29   Total
                             ------------- ------------- ------------- ------------- ------------- ---------
Balance at December 31, 2001   2,645,220      840,000        1,962         650,439      638,231    4,775,852
Granted--original...........          --           --           --       1,472,000           --    1,472,000
Granted--reload.............          --           --           --         366,507           --      366,507
Forfeited...................          --           --           --              --      (15,000)     (15,000)
Exercised...................    (399,376)    (210,000)        (703)             --           --     (610,079)
                               ---------     --------        -----       ---------      -------    ---------
Balance at March 31, 2002...   2,245,844      630,000        1,259       2,488,946      623,231    5,989,280
                               =========     ========        =====       =========      =======    =========

9.  Segment Information

   Under the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Company has four reportable segments: Private Asset Management, Mutual Fund and Institutional, Professional Securities Services and Corporate. The Private Asset Management segment provides customized investment management services for high net worth individuals, families and smaller institutions through money management, advisory services and trust services. Its revenues are principally investment advisory fees and commissions. The investment advisory and administrative services that are provided through the Mutual Fund and Institutional segment include: the management of the Neuberger Berman family of mutual funds, investment management of institutional separate account products and wrap products sponsored by third party brokerage firms and banks. Its revenues are principally investment advisory and administrative fees and commissions. The Professional Securities Services segment provides trade execution, clearing, custody, margin financing, portfolio reporting and trust services through professional investor clearing services. This segment also provides wealth management services, research sales and other activities, including market making, global securities lending, custody and recordkeeping services and treasury management. The revenues derived by this segment are principally commissions, net interest, trading revenues and clearance fees. The Corporate segment reflects certain corporate results that are not directly related to the day-to-day operations of the Company's principal business. Prior periods have been revised to conform with current year presentation.

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

                    Neuberger Berman Inc. and Subsidiaries

                                  (Unaudited)


9.  Segment Information--(Continued)

   Summarized financial information for the Company's reportable segments is presented in the following table (in thousands):

                                                          For The Three Months
                                                            Ended March 31,
                                                          -------------------
                                                            2002       2001
                                                          --------   --------
   PRIVATE ASSET MANAGEMENT
   Net revenues after interest expense................... $ 81,493   $ 75,850
   Net income before taxes............................... $ 38,373   $ 36,905

   MUTUAL FUND & INSTITUTIONAL
   Net revenues after interest expense................... $ 56,737   $ 55,165
   Net income before taxes............................... $ 21,649   $ 19,761

   PROFESSIONAL SECURITIES SERVICES
   Net revenues after interest expense................... $ 22,674   $ 25,681
   Net income before taxes............................... $  3,619   $  8,511

   CORPORATE
   Net loss after interest expense....................... $   (709)  $ (1,864)
   Net loss before taxes................................. $ (5,820)  $ (6,121)

   TOTAL
   Net revenues after interest expense................... $160,195   $154,832
   Net income before taxes............................... $ 57,821   $ 59,056

10.  Subsequent Event

   On April 22, 2002, the Board of Directors of NBI declared a quarterly cash dividend on its common stock in the amount of $0.075 per share. The dividend is payable on May 14, 2002 to stockholders of record at the close of business on May 2, 2002.

Item 2.--Management's Discussion and Analysis of Financial Condition and Results of Operations

   Set forth on the following pages is management's discussion and analysis of the results of operations for the three months ended March 31, 2002 and March 31, 2001. Such information should be read in conjunction with our Condensed Consolidated Financial Statements together with the Notes to the Condensed Consolidated Financial Statements.

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

   When we use the terms "Neuberger Berman," "we," "us," and "our," we mean Neuberger Berman Inc., a Delaware corporation, and its consolidated subsidiaries.

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

Business Environment

   U.S. equity markets struggled to gain momentum in the first three months of 2002, hurt by the fallout from Enron-related accounting issues and mixed signals on the economy. On a total return basis, the major indices turned in mixed results for the first quarter as the Dow Jones Industrial Average rose 4.3%, the Standard & Poor's 500 gained 0.3%, and the Nasdaq Composite lost 5.4%.

   During the period, signs of economic recovery began to emerge as manufacturing activity increased, productivity levels improved, and consumer confidence rose to its highest level since August of 2001. In response, investors turned to cyclical sectors of the market, shying away from growth-oriented stocks in the technology and healthcare sectors. Despite positive economic news, the Federal Reserve Board held interest rates steady, but adopted a neutral stance on the economy and inflation. Small-cap stocks continued to outperform larger stocks, and the value style of investing outpaced the growth style. Near the quarter's end, violence in the Middle East sent oil prices higher, sparking concern that inflation and interest rates might be headed in the same direction.

   Hints that the U.S. economy might be on the mend sent U.S. Treasury bond prices lower, particularly among issues in the 2- to 5-year maturity range. As the bond market priced in future interest rate hikes, bond prices dropped, pushing yields on 2-year Treasury bonds up 70 basis points to end the quarter at 3.7%, while 5- and 10-year yields rose 54 and 35 basis points to yield 4.8% and 5.4%, respectively. Stronger economic news improved the outlook for high-quality corporate and high-yield bonds, leading investors to shift their focus from the perceived safety of U.S. government bonds. An increase in corporate issuance and a spike in retail sales also dampened demand for U.S. Treasuries. Bond prices stabilized toward the end of the period, while central bank officials intimated they were in no hurry to raise interest rates at the Fed's next meeting in early May.

   Neuberger Berman's investment performance was excellent in a difficult market environment. At quarter-end, assets under management reached an all-time high of $61.9 billion, an increase of 12.9% from $54.8 billion at March 31, 2001 and up 4.8% from $59.0 billion at year-end 2001. Assets under management in our Private Asset Management segment also hit an all-time high of $25.7 billion at quarter end. This represents an increase of 2.9% from $25.0 billion at year-end 2001 and a rise of 13.0% from $22.8 billion at March 31, 2001. Investment performance in this segment continued to be excellent, outperforming the rate of return of the Standard & Poor's 500 Index in the quarter. Assets under management in our Mutual Fund and Institutional segment were $36.1 billion at quarter-end, up 12.9% from $32.0 billion at March 31, 2001 and up 6.2% from $34.0 billion at year-end 2001. Mutual fund performance was good, with the four largest Neuberger Berman equity funds outperforming the Standard & Poor's 500 Index.

Recent Developments

   On April 22, 2002, we announced that we entered into an agreement which would result in the high yield bond team from Lipper & Company becoming our employees. The team manages in excess of $500 million in assets, including the Lipper High Income Bond Fund, investment partnerships and separate accounts for both institutional and high net worth clients.

   On April 23, 2002, we announced that our board of Directors has appointed KPMG LLP as our independent auditors replacing Arthur Andersen LLP. The decision to change auditors was not the result of any disagreement between Arthur Andersen LLP and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

   On May 1, 2002, we announced the launch of our Real Estate Fund, a mutual fund that seeks capital growth and current income by investing in real estate securities.

   On May 2, 2002, we amended the terms of our senior convertible securities to permit the holders, at their option, to cause us to repurchase the convertible securities on November 4, 2002, at their accreted value of $870.67 per $1,000 principal amount at maturity. We also announced that each holder electing not to require us to repurchase our convertible securities as of May 4, 2002, will receive a one-time payment of $4.34 for every $1,000 aggregate principal amount at maturity of the convertible securities held. As of the close of business
May 3, 2002, holders of approximately 5% or $8.7 million principal amount of the convertible securities exercised their option to cause us to repurchase their convertible securities. We paid $7.6 million for these repurchases in cash on May 6, 2002. On May 8, 2002, we made a one-time payment of $4.34 for every $1,000 aggregate principal amount at maturity to each holder of our convertible securities as of the close of business on May 7, 2002.

Results of Operations

   Our business is divided functionally into three major business segments:
Private Asset Management, Mutual Fund and Institutional and Professional Securities Services. Our Private Asset Management segment provides customized investment management services for high net worth individuals, families and smaller institutions through money management, advisory services and trust services. The investment advisory and administrative services that we provide through our Mutual Fund and Institutional segment include: the management of the Neuberger Berman family of mutual funds, investment management of institutional separate account products and wrap products sponsored by third party brokerage firms and banks. Our Professional Securities Services segment provides trade execution, clearing, custody, margin financing, portfolio reporting and trust services through professional investor clearing services. This segment also provides wealth management services, research sales and other activities, including market making, global securities lending, custody and recordkeeping services and treasury management. The Corporate segment reflects certain corporate results that are not directly related to the day-to-day operations of our principal business. These include results from investments in our mutual funds, corporate marketing expense, interest on long-term debt and goodwill amortization. Prior periods have been revised to conform with the three months ended March 31, 2002 presentation. The following tables of selected financial data present our business segments in a manner consistent with the way that we manage our businesses.

                             Results of Operations
                                (in thousands)

                                            Private      Mutual     Professional
For The Three Months Ended                   Asset      Fund and     Securities
March 31, 2002                             Management Institutional   Services   Corporate  Total
--------------                             ---------- ------------- ------------ --------- --------
Net revenues (loss) after interest expense  $ 81,493     $56,737      $22,674     $  (709) $160,195
Operating expenses........................    43,120      35,088       19,055       5,111   102,374
                                            --------     -------      -------     -------  --------
Net income (loss) before taxes............  $ 38,373     $21,649      $ 3,619     $(5,820) $ 57,821
                                            ========     =======      =======     =======  ========

                                            Private      Mutual     Professional
For The Three Months Ended                   Asset      Fund and     Securities
March 31, 2001                             Management Institutional   Services   Corporate  Total
--------------                             ---------- ------------- ------------ --------- --------
Net revenues (loss) after interest expense  $ 75,850     $55,165      $25,681     $(1,864) $154,832
Operating expenses........................    38,945      35,404       17,170       4,257    95,776
                                            --------     -------      -------     -------  --------
Net income (loss) before taxes............  $ 36,905     $19,761      $ 8,511     $(6,121) $ 59,056
                                            ========     =======      =======     =======  ========

                            Assets Under Management
                                 (in millions)

                                                   For The Three Months Ended
                                                   -------------------------
                                                    March 31,      March 31,
                                                      2002           2001
                                                   ---------       ---------
      PRIVATE ASSET MANAGEMENT
      Assets under management, beginning of period  $25,004         $22,510
                                                    -------         -------
         Net additions............................       32           1,412
         Market appreciation (depreciation).......      695          (1,145)
                                                    -------         -------
         Total increase...........................      727             267
                                                    -------         -------
      Assets under management, end of period (1)..  $25,731         $22,777
                                                    =======         =======
      MUTUAL FUND & INSTITUTIONAL
      Equity Separate Accounts
      Assets under management, beginning of period  $ 6,290         $ 6,402
                                                    -------         -------
         Net additions (withdrawals)..............      (28)            356
         Market appreciation (depreciation).......      280            (343)
                                                    -------         -------
         Total increase...........................      252              13
                                                    -------         -------
      Assets under management, end of period......  $ 6,542         $ 6,415
                                                    =======         =======

      Fixed Income Separate Accounts
      Assets under management, beginning of period  $ 5,229         $ 5,298
                                                    -------         -------
         Net additions (withdrawals)..............       93             (81)
         Market appreciation (depreciation).......      (60)             93
                                                    -------         -------
         Total increase...........................       33              12
                                                    -------         -------
      Assets under management, end of period......  $ 5,262         $ 5,310
                                                    =======         =======

      Consultant Services Group
      Assets under management, beginning of period  $ 3,037         $ 1,796
                                                    -------         -------
         Net additions............................      452             205
         Market appreciation......................       55               1
                                                    -------         -------
         Total increase...........................      507             206
                                                    -------         -------
      Assets under management, end of period......  $ 3,544         $ 2,002
                                                    =======         =======

      Mutual Fund and Sub-Advised Accounts
      Assets under management, beginning of period  $19,488         $19,480
                                                    -------         -------
         Net additions............................      896             425
         Market appreciation (depreciation).......      410          (1,607)
                                                    -------         -------
         Total increase (decrease)................    1,306          (1,182)
                                                    -------         -------
      Assets under management, end of period (2)..  $20,794         $18,298
                                                    =======         =======

      Sub-Total Mutual Fund & Institutional
      Assets under management, beginning of period  $34,044         $32,976
                                                    -------         -------
         Net additions............................    1,413             905
         Market appreciation (depreciation).......      685          (1,856)
                                                    -------         -------
         Total increase (decrease)................    2,098            (951)
                                                    -------         -------
      Assets under management, end of period......  $36,142         $32,025
                                                    =======         =======
      TOTAL
      Assets under management, beginning of period  $59,048         $55,486
                                                    -------         -------
         Net additions............................    1,445           2,317
         Market appreciation (depreciation).......    1,380          (3,001)
                                                    -------         -------
         Total increase (decrease)................    2,825            (684)
                                                    -------         -------
      Assets under management, end of period......  $61,873         $54,802
                                                    =======         =======
      Equity component of assets under management.       71%             72%
                                                    =======         =======

--------
Note 1:  As of March 31, 2002 and 2001, Private Asset Management included $51
     and $49 of assets invested in EMM's Hedge Fund       products,
     respectively.
Note 2:  As of March 31, 2002 and 2001, Mutual Fund and Sub-Advised Accounts
     included $144 and $79 of client assets invested in the       Fund Advisory
     Service wrap mutual fund program with third party funds, respectively.

Three Months Ended March 31, 2002 Compared with Three Months Ended March 31,
2001

   We reported net income before taxes of $57.8 million for the first quarter ended March 31, 2002, representing a decrease of $1.2 million or 2.1%, compared to $59.1 million for the first quarter ended March 31, 2001. Our net revenues after interest expense were $160.2 million for the first quarter of 2002, an increase of $5.4 million or 3.5% compared to the same period in 2001. Our first quarter results for 2002 reflect increases in net revenues after interest expense in Private Asset Management and Mutual Fund and Institutional, partially offset by a decrease in net revenues after interest expense in Professional Securities Services, and a smaller net loss after interest expense in our Corporate segment. Assets under management increased to $61.9 billion at March 31, 2002, up $7.1 billion or 12.9% when compared to $54.8 billion at March 31, 2001. The increase in assets under management of $3.0 billion in Private Asset Management is due to net asset additions of $1.4 billion coupled with market appreciation of $1.6 billion. The increase in assets under management of $4.1 billion in Mutual Fund and Institutional is due to net asset additions of $2.3 billion coupled with market appreciation of $1.8 billion.

   Private Asset Management. Our net revenues after interest expense increased 7.4% to $81.5 million for the first quarter of 2002, from $75.9 million for the first quarter of 2001. Our investment advisory fees increased 6.5% to $54.5 million for the first quarter of 2002, from $51.1 million for the same period in 2001, due to an increase in assets under management to $25.0 billion at December 31, 2001 (the billable base for the first quarter of 2002) from $22.5 billion at December 31, 2000 (the billable base for the first quarter of 2001). Because investment advisory fees from Private Asset Management are based on the previous quarter's asset levels, we expect an increase in advisory fees for the second quarter of 2002 commensurate with the increased asset levels at March 31, 2002. Our commissions increased 11.5% to $26.0 million in the first quarter of 2002, from $23.3 million in the first quarter of 2001, resulting from an increase in commission generating share transactions. Our net interest income decreased 34.2% to $0.9 million in the first quarter of 2002, from $1.3 million in the first quarter of 2001, due to a combination of lower average balances related to client financing and narrowing interest spreads.

   Mutual Fund and Institutional. Our net revenues after interest expense increased 2.8% to $56.7 million for the first quarter of 2002, from $55.2 million for the first quarter of 2001. Our investment advisory and administrative fees increased 1.7% to $52.4 million for the first quarter of 2002, from $51.5 million for the same period in 2001, due primarily to increases in fees in our wrap and mutual fund businesses as a result of higher asset levels and an increase in average daily assets under management, respectively, partially offset by a decrease in fees from our institutional separate account business. Our commissions increased 16.2% to $4.3 million in the first quarter of 2002, from $3.7 million in the first quarter of 2001, as a result of an increase in commission generating share transactions.

   Professional Securities Services. Our net revenues after interest expense decreased 11.7% to $22.7 million in the first quarter of 2002, from $25.7 million in the first quarter of 2001. Our investment advisory fees increased to $2.0 million in the first quarter of 2002, from $0.6 million for the same period in 2001, due primarily to an increase in fees from our wealth management services resulting from the acquisition of Executive Monetary Management, Inc. Our commissions decreased 3.8% to $9.4 million in the first quarter of 2002, from $9.7 million in the first quarter of 2001, as a result of an increase in overall commission generating shares in our prime brokerage business which was more than offset by lower commission activity in certain accounts. Our net gain resulting from principal transactions decreased 58.9% to $0.7 million in the first quarter of 2002, from $1.6 million in the same period of 2001, primarily due to a decline in market making activity related to a combination of the drop in the Nasdaq market and narrowing of transaction spreads as a result of the decimalization program. Our net interest income decreased 43.0% to $5.4 million in the first quarter of 2002, from $9.5 million in the first quarter of 2001, primarily due to lower average balances related to client financing and narrowing interest spreads resulting from the decrease in absolute interest rates. This was partially offset by a reduction in bank loan interest expense due to the increased cash generation from our business. Our clearance fees decreased 23.2% to $2.9 million in the first quarter of 2002, from $3.8 million for the same period in 2001. Our other income increased to $2.3 million in the first quarter of 2002, from $0.4 million in the first quarter of 2001, primarily as a result of an increase in syndicate activity.

   Corporate. Our net loss after interest expense decreased to $0.7 million in the first quarter of 2002, from $1.9 million in the first quarter of 2001, primarily as a result of an increase in value of our investment in our mutual funds.

   Operating Expenses. Our total operating expenses were $102.4 million in the first quarter of 2002, an increase of $6.6 million or 6.9% when compared to $95.8 million in the first quarter of 2001. Employee compensation and benefits increased to $68.4 million in the first quarter of 2002, from $65.6 million in the first quarter of 2001. This was primarily due to increases in salaries attributable to employees related to our recent acquisitions and an increase in the amortization of unearned compensation. Our rent and occupancy costs increased to $5.5 million in the first quarter of 2002, up $0.9 million or 19.0% from $4.6 million in the same period of 2001, primarily due to additional costs associated with expansion in our principal place of business and escalations. Our brokerage, clearing and exchange fees increased to $3.0 million in the first quarter of 2002, up $0.3 million or 12.5% from $2.7 million in the same period of 2001, primarily due to increased exchange fees commensurate with higher transaction volume. Our advertising and sales promotion expenses decreased to $2.2 million in the first quarter of 2002, down $0.4 million or 13.9% from $2.5 million in the same period of 2001, primarily due to reduced expenditures on media advertising and print campaigns, partially offset by an increase in promotional activities in Private Asset Management. Our distribution and fund administration expenses increased to $5.8 million in the first quarter of 2002, up $1.4 million or 33.2% from $4.4 million in the same period of 2001, primarily due to an increase in average mutual fund assets, which directly affects payments to third parties. Our professional fees increased to $2.5 million for the first quarter of 2002, up $0.6 million or 29.4% from $2.0 million in the first quarter of 2001, primarily due to an increase in legal fees. Depreciation and amortization increased to $3.7 million in the first quarter of 2002, up $0.9 million or 33.4% from $2.8 million for the same period in 2001, primarily due to amortization of new leasehold improvements, as well as depreciation resulting from expenditures on technology related equipment.

   Taxes. Our taxes decreased to $24.6 million in the first quarter of 2002, down $0.2 million or 1.0% from $24.8 million for the same period in 2001, due to lower net income before taxes, partially offset by a slightly higher effective tax rate.

Capital Resources and Liquidity

   Our investment advisory business does not require us to maintain significant capital balances. However, as a result of our broker-dealer activities, our condensed consolidated statements of financial condition include higher levels of assets and liabilities than is typical for an investment adviser of our size. Our broker-dealer activities provide financing, trade execution, clearing, custody and global securities lending services for clients of the Private Asset Management, Mutual Fund and Institutional and Professional Securities Services segments.

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

   Cash and cash equivalents decreased to $222.0 million in the first quarter of 2002, with $30.1 million used in operating activities, including the payment of year-end bonuses. Cash of $7.0 million was used for investing activities, primarily for leasehold improvements and purchases of technology related equipment. Cash of $22.9 million was used in financing activities, reflecting payments made for dividends and common stock repurchases.

   Cash and cash equivalents increased by $36.0 million in the first quarter of 2001, with $65.3 million provided by operating activities, including an increase in our global securities lending activities, partially offset by the payment of year-end bonuses. Cash of $18.9 million was used for investing activities, reflecting payments for the acquisitions of Executive Monetary Management, Inc. and the assets of Fasciano Company, Inc., as well as payments for leasehold improvements and purchases of technology related equipment. Cash of $10.4 million was used in financing activities, reflecting payments made for dividends and common stock repurchases, partially offset by proceeds from the issuance of common stock.

   On May 4, 2001, in accordance with Rule 144A of the Securities Act of 1933, as amended, we sold $175 million principal amount at maturity of zero-coupon senior convertible notes due 2021, resulting in proceeds of approximately $151 million. The issue price represents a yield to maturity of 0.75% per year, which is accounted for using the effective interest rate method. Each $1,000 principal amount at maturity of the convertible securities is convertible into
13.8879 of our common stock upon the occurrence of any of the following events:
i) during any calendar quarter commencing after June 30, 2001, the closing sale price of our common stock on the New York Stock Exchange for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than a specified percentage, initially 120% and declining 0.12658% each quarter thereafter, of the accreted conversion price per share of our common stock on the last trading day of the preceding calendar quarter; ii) we elect to redeem the convertible securities; iii) we take certain corporate actions, such as the declaration of an extraordinary dividend; and iv) the credit rating by Standard & Poor's is below investment grade. We may redeem the convertible securities for cash on or after May 4, 2006 at their accreted value. We may be required to repurchase the convertible securities at the accreted value thereof, at the option of the holders on May 4 of 2002, 2004, 2006, 2011 and 2016. We may choose to pay for such repurchases in cash or shares of our common stock. We used the proceeds from this transaction for general corporate purposes, including share repurchases. Prior to this transaction, we received a BBB+ rating from Standard & Poor's. This credit rating should enable us opportunistically to access the capital markets for additional liquidity if we believe it is necessary. On May 2, 2002, we amended the terms of our convertible securities to permit the holders, at their option, to cause us to repurchase the convertible securities on November 4, 2002, at their accreted value of $870.67 per $1,000 principal amount at maturity. We also announced that each holder electing not to require us to repurchase our convertible securities as of May 4, 2002, will receive a one-time payment of $4.34 for every $1,000 aggregate principal amount at maturity of the convertible securities held. As of the close of business May 3, 2002, holders of approximately 5% or $8.7 million principal amount of the convertible securities exercised their option to cause us to repurchase their convertible securities. We paid $7.6 million for these repurchases in cash on May 6, 2002. On May 8, 2002, we made a one-time payment of $4.34 for every $1,000 aggregate principal amount at maturity to each holder of our convertible securities as of the close of business on May 7, 2002.

   It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for broker-dealers prescribed by the Securities and Exchange Commission ("SEC") and other regulatory authorities. At March 31, 2002, our regulatory net capital exceeded the minimum requirement by approximately $200 million. The SEC's Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. In addition, the debt covenants related to Neuberger Berman, LLC's $35 million outstanding subordinated note and $100 million committed line of credit include certain covenants that limit the percentage by which the aggregate unpaid principal amount of subordinated liabilities exceeds total regulatory capital and impose a dollar amount below which total ownership equity cannot fall. We believe that our cash flows from operations and existing committed and uncommitted lines of credit will be more than adequate to meet our anticipated capital requirements and debt and other obligations as they come due.

   Our Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees under our employee stock purchase plans. Since the inception of our common stock repurchase program, we have repurchased 5,946,595 shares of common stock, including 2,400,900 shares which were repurchased from a limited number of former principals in a transaction that followed the secondary offering in July 2001, for $220.1 million. We used cash flows from operations and the proceeds from our debt offering to fund the purchases of these shares. As of March 31, 2002, authorizations for the repurchase of up to $29.9 million of our common stock remained in effect. On April 22, 2002, our Board of Directors approved a $75 million increase to the existing authorization.

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

   Our securities owned at March 31, 2002 are primarily comprised of $336.4 million of U.S. Treasury and Agency securities, of which $328.9 million is comprised of U.S. Treasury bills; $51.8 million of municipal revenue bonds; a $20.6 million investment in one of our mutual funds, the Limited Maturity Bond Fund; $2.8 million of an investment in an exchange traded preferred security; and $1.3 million related to our market making activity. The municipal revenue bonds, which are tax advantageous, trade at par and contain variable rates of interest that generally reset monthly, at which time they can be put back to the dealer. The bonds are rated in one of the two highest categories by at least one but generally two of three rating agencies, Standard & Poor's, Moody's Investors Services and Fitch Ratings. The Limited Maturity Bond Fund, an open-ended fund with daily redemption characteristics, is organized under the Investment Company Act of 1940 and invests in limited maturity bonds, seeking the highest available current income consistent with liquidity and low risk to principal. Our market making activities expose our capital to potential equity price risk. To mitigate this risk, we impose strict investment limits on both the trading desk and individual traders.

   As part of our prime brokerage business, we write covered over-the-counter put options on listed equity securities with certain of our prime brokerage clients. Market risk is mitigated as the options are generally deep in the money and covered by an equivalent number of securities sold but not yet purchased. At March 31, 2002, the notional value of such options and market value of securities sold was approximately $5.5 million and $4.3 million, respectively and are included in securities sold but not yet purchased.

Part II  Other Information

Item 1.  Legal Proceedings

   In the normal course of business, we are subject to various legal proceedings. However, in our management's opinion, based on currently available information, there are no legal proceedings pending against us that would have a material adverse effect on our financial position, results of operations or liquidity.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

      The following exhibits are filed as part of this Quarterly Report, or where indicated, were previously filed and are hereby incorporated by reference;

      4.5 First Supplemental Indenture dated as of May 2, 2002, to the Indenture with respect to senior convertible securities, by and between Neuberger Berman Inc. and The Bank of New York, as Trustee (Filed herewith.)

   (b) Reports on Form 8-K:

       1. Form 8-K filed January 31, 2002, Items 5, 7, and 9,
          Exhibits and Financial Statements:

Exhibit 99.1 Press release issued by Neuberger Berman Inc. on January 29, 2002, reporting that its Board of Directors had declared the Corporation's fourth quarter 2001 dividend, payable on February 19, 2002 to stockholders of record on
             February 7, 2002.

Exhibit 99.2 Press released issued by Neuberger Berman Inc. on January 29, 2002, reporting the Corporation's results of operations for the quarter and year ended
             December 31, 2001.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               NEUBERGER BERMAN INC.

               May 15, 2002    By:    /s/  ROBERT MATZA
                            -------------------------------
                                       Robert Matza
                                 Chief Operating Officer

               May 15, 2002    By:    /s/  MATTHEW S. STADLER
                            -------------------------------
                                    Matthew S. Stadler
                                 Chief Financial Officer
                               (Principal Financial Officer
                             and Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No. Exhibit
----------- -------

Exhibit 4.5 First Supplemental Indenture dated as of May 2, 2002, to the Indenture with respect to senior convertible securities, by and between Neuberger Berman Inc. and The Bank of New York, as
            Trustee