Form 10-Q
period 2002-06-30
NEUBERGER BERMAN INC
filed 2002-08-14
CIK 1068144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-15361

Neuberger Berman Inc.
(Exact Name of Registrant As Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	06-1523639 (I.R.S. Employer Identification No.)

605 Third Avenue, New York, NY (Address of Principal Executive Offices)	10158 (Zip Code)

Registrant’s telephone number, including area code (212) 476-9000
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

69,873,823 shares of Common Stock, par value $.01 per share, were outstanding on July 31, 2002.

NEUBERGER BERMAN INC.

Form 10-Q

Forward Looking Statements

Our disclosure and analysis in this report or in documents that are incorporated by reference contain some forward looking statements. Forward looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results. Although we believe that our expectations and beliefs are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that our actual results will not differ materially from our expectations or beliefs. Some of the factors that could cause our actual results to differ from our expectations or beliefs include, without limitation, the adverse effect from a decline in the securities markets or if our products’ performance declines, a general downturn in the economy, changes in government policy or regulation, our inability to attract or retain key employees and unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations. These statements are provided as permitted by the Private Litigation Reform Act of 1995. We undertake no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

Part I—Financial Information

Item 1.— Financial Statements

Neuberger Berman Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition
(in thousands, except share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash and cash equivalents	$278,655	$282,040
Cash and securities segregated for the exclusive benefit of clients	426,981	593,973
Cash and securities deposited with clearing organizations (including securities with market values of $11,966 and $11,957 at June 30, 2002 and December 31, 2001, respectively)	14,872	13,189
Securities purchased under agreements to resell	—	304,576
Receivable from brokers, dealers and clearing organizations	2,488,134	2,109,110
Receivable from clients	297,467	773,854
Securities owned, at market value	106,327	88,058
Fees receivable	33,303	29,719
Furniture, equipment and leasehold improvements, at cost, net of accumulated depreciation and amortization of $45,969 and $38,651 at June 30, 2002 and December 31, 2001, respectively	45,773	43,793
Other assets	145,595	144,175

Total assets	$3,837,107	$4,382,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Securities sold under agreements to repurchase	$—	$608,538
Payable to brokers, dealers and clearing organizations	2,214,183	1,703,745
Payable to clients	981,177	1,415,904
Securities sold but not yet purchased, at market value	10,899	6,174
Other liabilities and accrued expenses	96,519	135,316

	3,302,778	3,869,677

Long-term debt	144,397	151,420

Subordinated liability	35,000	35,000

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued at June 30, 2002 and December 31, 2001	—	—
Common stock, $.01 par value; 250,000,000 shares authorized; 75,709,913 and 75,310,547 shares issued at June 30, 2002 and December 31, 2001, respectively; 70,164,694 and 70,416,985 shares outstanding at June 30, 2002 and December 31, 2001, respectively	757	753
Paid-in capital	350,934	341,344
Retained earnings	228,393	173,265

	580,084	515,362
Less: Treasury stock, at cost, of 5,545,219 and 4,893,562 shares at June 30, 2002 and December 31, 2001, respectively	(210,464)	(181,488)
Unearned compensation	(14,688)	(7,484)

Total stockholders’ equity	354,932	326,390

Total liabilities and stockholders’ equity	$3,837,107	$4,382,487

The accompanying notes are an integral part of the condensed consolidated financial statements.

Neuberger Berman Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2002	2001	2002	2001
REVENUES:
Investment advisory and administrative fees	$113,355	$102,603	$222,267	$205,895
Commissions	37,319	38,188	76,917	74,881
Interest	18,523	44,594	37,901	102,302
Principal transactions in securities, net	762	997	1,264	1,556
Clearance fees	3,133	2,994	6,064	6,808
Other income	678	1,290	3,513	1,867

Gross revenues	173,770	190,666	347,926	393,309
Interest expense	13,440	33,632	27,401	81,443

Net revenues after interest expense	160,330	157,034	320,525	311,866

OPERATING EXPENSES:
Employee compensation and benefits	66,713	65,199	135,152	130,771
Information technology	6,075	5,470	11,872	10,920
Rent and occupancy	5,739	4,883	11,242	9,508
Brokerage, clearing and exchange fees	3,270	3,054	6,309	5,756
Advertising and sales promotion	2,248	3,177	4,441	5,723
Distribution and fund administration	6,328	4,953	12,148	9,324
Professional fees	3,192	2,736	5,734	4,700
Depreciation and amortization	3,803	3,192	7,500	5,963
Other expenses	6,251	6,196	11,595	11,971

Total operating expenses	103,619	98,860	205,993	194,636

Net income before taxes	56,711	58,174	114,532	117,230
Provision for income taxes	24,243	24,490	48,817	49,312

Net income	$32,468	$33,684	$65,715	$67,918

Net income per common share
Net income per share—Basic	$0.46	$0.46	$0.94	$0.93

Net income per share—Diluted	$0.46	$0.45	$0.92	$0.91

Weighted average common shares outstanding—Basic	69,878	73,284	69,961	73,225

Weighted average common shares outstanding—Diluted	70,885	74,577	71,082	74,623

The accompanying notes are an integral part of the condensed consolidated financial statements.

Neuberger Berman Inc. and Subsidiaries

Condensed Consolidated Statements of Changes
In Stockholders’ Equity (Unaudited)
(in thousands)

	For The Three Months Ended March 31, 2002 and June 30, 2002
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Compensation	Total
Beginning balance, December 31, 2001	$753	$341,344	$173,265	$(181,488)	$(7,484)	$326,390
Dividends	—	—	(5,302)	—	—	(5,302)
Acquisition of treasury stock	—	—	—	(18,168)	—	(18,168)
Issuance of common stock	4	8,344	—	2,823	(8,889)	2,282
Amortization of unearned compensation.	—	—	—	—	1,361	1,361
Forfeitures of restricted stock awards	—	(28)	—	(73)	80	(21)
Net income	—	—	33,247	—	—	33,247

Ending balance, March 31, 2002	757	349,660	201,210	(196,906)	(14,932)	339,789
Dividends	—	—	(5,285)	—	—	(5,285)
Acquisition of treasury stock	—	—	—	(14,228)	—	(14,228)
Issuance of common stock	—	1,278	—	673	(1,248)	703
Amortization of unearned compensation.	—	—	—	—	1,488	1,488
Forfeitures of restricted stock awards	—	(4)	—	(3)	4	(3)
Net income	—	—	32,468	—	—	32,468

Ending balance, June 30, 2002	$757	$350,934	$228,393	$(210,464)	$(14,688)	$354,932

The accompanying notes are an integral part of the condensed consolidated financial statements.

Neuberger Berman Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For The Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$65,715	$67,918
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	7,500	5,963
Deferred tax provision	407	14,744
Amortization of unearned compensation, net	2,825	1,176
Interest on long-term debt	1,251	424
Net tax benefit on options exercised	2,170	695
(Increase) decrease in operating assets—
Cash and securities segregated for the exclusive benefit of clients	166,992	594,662
Cash and securities deposited with clearing organizations	(1,683)	(23)
Securities purchased under agreements to resell	304,576	167,442
Receivable from brokers, dealers and clearing organizations	(379,024)	45,822
Receivable from clients	476,387	(71,286)
Securities owned, at market value	(18,269)	(31,556)
Fees receivable	(3,584)	(2,702)
Other assets	(2,702)	(3,903)
Increase (decrease) in operating liabilities—
Bank loans	—	(1,000)
Securities sold under agreements to repurchase	(608,538)	(33,392)
Payable to brokers, dealers and clearing organizations	510,438	112,631
Payable to clients	(434,727)	(755,585)
Securities sold but not yet purchased, at market value	4,725	22,897
Other liabilities and accrued expenses	(38,797)	(26,540)

Net cash provided by operating activities	55,662	108,387

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of furniture, equipment and leasehold improvements	(9,298)	(8,632)
Cash paid for acquisitions	—	(14,446)

Cash used in investing activities	(9,298)	(23,078)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for dividends	(10,587)	(9,788)
Issuance of common stock	815	2,870
Purchase of treasury stock	(32,396)	(18,796)
Repurchase of long-term debt	(7,581)	—
Net proceeds from issuance of long-term debt	—	146,246

Net cash provided by (used in) financing activities	(49,749)	120,532

Net increase (decrease) in cash and cash equivalents	(3,385)	205,841
CASH AND CASH EQUIVALENTS, beginning of period	282,040	88,117

CASH AND CASH EQUIVALENTS, end of period	$278,655	$293,958

The accompanying notes are an integral part of the condensed consolidated financial statements.

Neuberger Berman Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
(in thousands, except share data)

Supplemental disclosures of cash flow information:

Interest payments totaled $25,406 and $83,144 for the six months ended June 30, 2002 and 2001, respectively.

Tax payments totaled $64,687 and $42,343 for the six months ended June 30, 2002 and 2001, respectively.

Supplemental disclosures of non-cash investing and financing activities:

As part of the purchase price for the assets of Fasciano Company, Inc., on March 23, 2001, Neuberger Berman Inc. issued 57,295 shares of common stock from treasury with a market value of $2,500.

In connection with employee stock ownership plans, Neuberger Berman Inc. issued for the six months ended June 30, 2002 and 2001, 230,965 and 120,157 of restricted shares, respectively, with market values of $10,137 and $6,244, of which $2,658 and $1,914 were issued from treasury, respectively. These issuances of shares were recorded as a credit to capital stock with a corresponding debit to unearned compensation. In addition, 2,427 and 3,120 shares of restricted stock were forfeited in the first six months of 2002 and 2001, respectively, with recorded values of $108 and $164, respectively. These forfeitures of shares were recorded as a debit to capital stock with corresponding credits to unearned compensation and employee compensation and benefits.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Neuberger Berman Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements
(Unaudited)

1.    Organization and Description of Business

Neuberger Berman Inc. (“NBI”) was organized as a Delaware corporation on August 13, 1998. NBI was formed to be the holding company for Neuberger Berman, LLC (“NB, LLC”), a Delaware limited liability company and Neuberger Berman Management Inc. (“NBMI”), a New York corporation, and to allow for the issuance of common stock to the public.

The condensed consolidated financial statements include the accounts of NBI and its subsidiaries. NBI’s significant wholly owned subsidiaries are NB, LLC, NBMI and Neuberger Berman Trust Company, N.A., which holds a national bank charter under the laws of the United States (collectively, the “Company”). Material intercompany transactions and balances have been eliminated in consolidation.

The Company is a registered investment adviser and a registered broker-dealer, providing investment management services to high net worth clients, mutual funds and institutional clients. As a registered investment adviser, the Company manages equity, fixed income, balanced, socially responsive, and international portfolios for clients, including individuals, families, endowments, foundations, trusts and employee benefit plans. In addition, the Company advises the Neuberger Berman family of funds. As a registered broker-dealer, the Company executes securities transactions for its clients and others and provides prime brokerage and correspondent clearing services to other firms.

2.    Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of condensed consolidated financial condition and results of operations for the periods presented have been included. All adjustments are of a normal and recurring nature. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and the condensed consolidated financial statements and the related notes included in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002. Certain prior period amounts have been reclassified to conform to the six months ended June 30, 2002 presentation.

On July 23, 2001, the Board of Directors of NBI declared a three-for-two stock split of the Company’s common stock in the form of a 50% stock dividend. Accordingly, certain share data as well as net income per common share amounts have been retroactively adjusted to reflect the three-for-two stock split.

Securities owned and securities sold but not yet purchased are valued at market. Principal transactions in securities and the related revenues and expenses are recorded on a trade date basis. Customers’ securities transactions are reported on a settlement date basis with related commission income and expenses reported on a trade date basis.

For purposes of the condensed consolidated statements of financial condition, the Company considers all investments in money market funds to be cash equivalents.

Investment advisory fees are recorded as earned. Generally, high net worth and institutional clients are charged or billed to accounts quarterly based upon the account’s net asset value at the beginning of a quarter. Investment advisory and administrative fees earned from the Company’s mutual fund business (the “Funds”) are charged monthly to the Funds based upon average daily net assets under management.

Neuberger Berman Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

2.    Basis of Presentation and Significant Accounting Policies—(Continued)

Furniture and equipment are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized using the straight-line method over the lesser of the economic life of the improvement or the life of the lease.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The implementation of SFAS 144 did not have a material impact on the condensed consolidated financial condition or results of operations.

3.    Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142, which became effective on July 1, 2001 for acquisitions after June 30, 2001, and on January 1, 2002 for acquisitions prior to July 1, 2001, states that goodwill is no longer subject to amortization over its estimated useful life, but will be assessed for impairment. In addition, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. For the three and six months ended June 30, 2001, net income excluding goodwill amortization would have been $33,870,000 and $68,195,000, respectively. As of January 1, 2002, goodwill was attributable to the Company’s three business segments.

SFAS 142 prescribes an annual two-step process for impairment testing and measurement. The first step screens for impairment potential. If impairment potential is indicated, the second step measures the impairment.

In accordance with the guidelines set forth under SFAS 142, during the second quarter of 2002, a detailed valuation analysis was performed, incorporating discounted cash flow techniques, to measure both the fair value and the carrying value of each business segment. As a result of the valuation analysis, it was determined that no goodwill impairment existed because the fair value of each business segment substantially exceeded its carrying value. Accordingly, provided that there are no events or circumstances that would more likely than not reduce the fair value of the business segment below its carrying value, no additional testing for impairment would be required until the second quarter of 2003.

4.    Long-Term Debt

On May 4, 2001, in accordance with Rule 144A of the Securities Act of 1933, as amended, the Company sold $175,000,000 principal amount at maturity of zero-coupon senior convertible notes due 2021, resulting in proceeds of approximately $151,000,000. The issue price represents a yield to maturity of 0.75% per year, which is accounted for using the effective interest rate method. Each $1,000 principal amount at maturity of the convertible securities is convertible into 13.8879 shares of the Company’s common stock upon the occurrence of any of the following events: i) during any calendar quarter commencing after June 30, 2001, the closing sale price of NBI’s common stock on the New York Stock Exchange (“NYSE”) for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than a specified percentage, initially 120% and declining 0.12658% each quarter thereafter, of the accreted

Neuberger Berman Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

4.    Long-Term Debt—(Continued)

conversion price per share of the Company’s common stock on the last trading day of the preceding calendar quarter; ii) the Company elects to redeem the convertible securities; iii) the Company takes certain corporate actions, such as the declaration of an extraordinary dividend; and iv) the credit rating by Standard & Poor’s is below investment grade. The Company may redeem the convertible securities for cash on or after May 4, 2006, at their accreted value. The Company may be required to repurchase the convertible securities at the accreted value thereof, at the option of the holders on November 4, 2002 or May 4 of 2004, 2006, 2011 and 2016. The
Company may choose to pay for such repurchases in cash or shares of its common stock. For the three and six months ended June 30, 2002, the Company recorded accreted interest of $275,000 and $558,000, respectively.

Effective May 2, 2002, the Company amended the terms of its convertible securities to permit the holders, at their option, to cause the Company to repurchase the convertible securities on November 4, 2002, at their accreted value of $870.67 per $1,000 principal amount at maturity. The Company also announced that each holder electing not to require the Company to repurchase its convertible securities as of May 4, 2002, would receive a one-time payment of $4.34 for every $1,000 aggregate principal amount at maturity of the convertible securities held. As of the close of business May 3, 2002, holders of approximately 5%, or $8,700,000 principal amount, of the convertible securities exercised their option to cause the Company to repurchase their convertible securities. On May 6, 2002, the Company made a cash payment of approximately $7,600,000 for these repurchases. On May 8, 2002, the Company made a one-time payment of $4.34 for every $1,000 aggregate principal amount at maturity of the convertible securities to each holder of the convertible securities as of the close of business on May 7, 2002.

5.    Regulatory Requirements

NB, LLC and NBMI, as registered broker-dealers and member firms of the NYSE and the National Association of Securities Dealers, are subject to the Securities and Exchange Commission’s (the “SEC”) Uniform Net Capital Rule 15c3-1 (“the Rule”), which requires that broker-dealers maintain a minimum level of net capital, as defined. As of June 30, 2002, NB, LLC and NBMI had net capital of approximately $221,267,000 and $8,173,000, respectively, which exceeded their requirements by approximately $206,180,000 and $7,923,000, respectively.

The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer would be less than the amount required under the Rule. Accordingly, at June 30, 2002, the payments of dividends and advances to NBI by NB, LLC and NBMI are limited to approximately $183,550,000 and $7,873,000, respectively, under the most restrictive of these requirements.

As of June 30, 2002, cash of $850,000 and $412,085,000 of contract value plus accrued interest on various U.S. Government obligations purchased under agreements to resell have been segregated in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the SEC. In addition, cash of approximately $46,000 and U.S. Treasury bills with a market value of approximately $996,000 have been segregated under the Commodity Exchange Act.

As a clearing broker-dealer, NB, LLC has elected to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (“PAIB Calculation”), as defined. The PAIB Calculation is computed to give correspondent firms the ability to classify their assets held by NB, LLC as allowable assets in the correspondents’ net capital calculation. At June 30, 2002, a U.S. Treasury note purchased under an agreement to resell with a contract value, including accrued interest, of $13,004,000 was segregated in a special reserve bank account for the exclusive benefit of customers-PAIB under Rule 15c3-3 of the SEC.

Neuberger Berman Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

6.    Earnings Per Share

Basic earnings per common share are calculated by dividing net income by the weighted average common shares outstanding. Diluted earnings per common share are calculated by dividing net income by the total weighted average common shares outstanding and common stock equivalents. Common stock equivalents are comprised of dilutive potential shares from stock options and certain restricted stock awards. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Diluted earnings per common share are computed using the treasury stock method. Shares have been adjusted to give effect to the three-for-two stock split of NBI’s common stock in August 2001.

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2002 and 2001:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2002	2001	2002	2001
	(In Thousands, Except Per Share Data)
Net Income	$32,468	$33,684	$65,715	$67,918

Basic weighted average shares outstanding	69,878	73,284	69,961	73,225
Dilutive potential shares from stock options and certain restricted stock awards	1,007	1,293	1,121	1,398

Dilutive weighted average shares outstanding	70,885	74,577	71,082	74,623

Basic earnings per share	$0.46	$0.46	$0.94	$0.93

Diluted earnings per share	$0.46	$0.45	$0.92	$0.91

Options on approximately 2,485,000 and 638,000 shares for the three months ended June 30, 2002 and 2001, respectively, and options on approximately 2,469,000 and 653,000 shares for the six months ended June 30, 2002 and 2001, respectively, have been excluded from the earnings per share computation above due to their anti-dilutive effect. Due to its contingent conversion feature, long-term debt has not been considered.

7.    Contingencies

In the normal course of business, the Company is subject to various legal proceedings. In the opinion of management, based on discussions with legal counsel, the resolution of pending proceedings will not have a material adverse effect on the condensed consolidated financial condition, results of operations or liquidity of the Company.

Neuberger Berman Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

8.    Stock Options

The Company has two stock based plans that provide for the granting of stock options to employees and directors: the 1999 Neuberger Berman Inc. Long-Term Incentive Plan and the 1999 Neuberger Berman Inc. Directors Stock Incentive Plan (collectively, the “Plans”). The following table summarizes awards of and transactions in options under the Plans for the three months ended March 31, 2002 and June 30, 2002:

	Range of Exercise Prices
	$18.75-$19.99	$20.00-$29.99	$30.00-$39.99	$40.00-$49.99	$50.00-$55.29	Total
Balance at December 31, 2001	2,645,220	840,000	1,962	650,439	638,231	4,775,852
Granted—original	—	—	—	1,472,000	—	1,472,000
Granted—reload	—	—	—	366,507	—	366,507
Forfeited	—	—	—	—	(15,000)	(15,000)
Exercised	(399,376)	(210,000)	(703)	—	—	(610,079)

Balance at March 31, 2002	2,245,844	630,000	1,259	2,488,946	623,231	5,989,280
Granted – reload	—	—	902	21,409	—	22,311
Exercised	(38,036)	—	(1,259)	—	—	(39,295)

Balance at June 30, 2002	2,207,808	630,000	902	2,510,355	623,231	5,972,296

9.    Segment Information

Under the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company has four reportable segments: Private Asset Management, Mutual Fund and Institutional, Professional Securities Services and Corporate. The Private Asset Management segment provides customized investment management services for high net worth individuals, families and smaller institutions through money management, advisory services and trust services. Its revenues are principally investment advisory fees and commissions. The investment advisory and administrative services that are provided through the Mutual Fund and Institutional segment include: the management of the Neuberger Berman family of mutual funds, investment management of institutional separate account products and wrap products sponsored by third party brokerage firms and banks. Its revenues are principally investment advisory and administrative fees and commissions. The Professional Securities Services segment provides trade execution, clearing, custody, margin financing, portfolio reporting and trust services through its professional investor clearing services business. This segment also provides wealth management services, research sales and other activities, including market making, global securities lending, custody and recordkeeping services and treasury management. The revenues derived by this segment are principally commissions, net interest, trading revenues and clearance fees. The Corporate segment reflects certain corporate results that are not directly related to the day-to-day operations of the Company’s principal business.

The Company does not record revenues from transactions between segments (referred to as intersegment revenues).

The Company evaluates performance of its segments based on profit or loss from operations before taxes. No single client accounted for more than 10% of the Company’s combined revenues. Information on statement of financial condition data by segment is not disclosed because it is not used for evaluating segment performance and deciding how to allocate resources to segments. Substantially all of the Company’s revenues and assets are attributable to or located in the United States.

Neuberger Berman Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

9.    Segment Information (Continued)

Summarized financial information for the Company’s reportable segments is presented in the following table (in thousands):

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2002	2001	2002	2001
PRIVATE ASSET MANAGEMENT
Net revenues after interest expense	$80,398	$73,539	$161,891	$149,389
Net income before taxes	$38,218	$34,251	$76,591	$71,156
MUTUAL FUND & INSTITUTIONAL
Net revenues after interest expense	$59,703	$57,064	$116,440	$112,229
Net income before taxes	$24,060	$20,477	$45,709	$40,238
PROFESSIONAL SECURITIES SERVICES
Net revenues after interest expense	$20,745	$27,474	$43,419	$53,155
Net income before taxes	$734	$9,356	$4,353	$17,867
CORPORATE
Net loss after interest expense	$(516)	$(1,043)	$(1,225)	$(2,907)
Net loss before taxes	$(6,301)	$(5,910)	$(12,121)	$(12,031)
TOTAL
Net revenues after interest expense	$160,330	$157,034	$320,525	$311,866
Net income before taxes	$56,711	$58,174	$114,532	$117,230

10.    Subsequent Events

On July 23, 2002, the Board of Directors of NBI declared a quarterly cash dividend on its common stock in the amount of $0.075 per share. The dividend was paid on August 13, 2002 to stockholders of record at the close of business on August 1, 2002.

On July 24, 2002, NBI announced that beginning in January 2003 the Company will adopt the expense recognition provisions of recording the fair value of stock options under the guidance of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

On August 1, 2002, certain of the Company’s former principals and employees completed the sale of 3,845,737 shares of NBI common stock at $30.54 per share in an underwritten offering. The Company did not receive any proceeds from the offering.

Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth on the following pages is management’s discussion and analysis of the results of operations for the three and six months ended June 30, 2002 and June 30, 2001. Such information should be read in conjunction with our Condensed Consolidated Financial Statements together with the Notes to the Condensed Consolidated Financial Statements.

Forward Looking Statements

Our disclosure and analysis in this report or in documents that are incorporated by reference contain some forward looking statements. Forward looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results. Although we believe that our expectations and beliefs are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that our actual results will not differ materially from our expectations or beliefs. Some of the factors that could cause our actual results to differ from our expectations or beliefs include, without limitation, the adverse effect from a decline in the securities markets or if our products’ performance declines, a general downturn in the economy, changes in government policy or regulation, our inability to attract or retain key employees and unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations. These statements are provided as permitted by the Private Litigation Reform Act of 1995. We undertake no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

When we use the terms “Neuberger Berman,” “we,” “us,” and “our,” we mean Neuberger Berman Inc., a Delaware corporation, and its consolidated subsidiaries.

When we use the term “Trust Companies,” we mean Neuberger Berman Trust Company, N.A. (formerly Neuberger Berman National Trust Company), which holds a national bank charter, and Neuberger Berman Trust Company of Delaware, a non-depository limited purpose trust company chartered under the Delaware Banking Code; however, in certain circumstances, as the context may require, the term “Trust Companies” includes Neuberger Berman Trust Company of Florida and Neuberger Berman Trust Company, which, as the result of the consolidation of our trust business under the framework of our national trust company, were liquidated with a related transfer of certain assets to, and merged with and into Neuberger Berman Trust Company, N.A., respectively, during the third and fourth quarters of 2001.

Business Environment

Following a strong first quarter, the U.S. economy continued to show signs of recovery during the second quarter of 2002, but wary investors, fearful of ongoing accounting scandals and disappointing equity returns, sent the S&P 500 to levels not seen since 1997. On a total return basis, the major indices declined across the board for the second quarter with the Dow Jones Industrial Average losing 10.7%, the Standard & Poor’s 500 declining 13.4%, and the Nasdaq Composite dropping 20.7%. Although almost every major investment style and asset class experienced negative returns, small- and mid-cap value stocks experienced more modest declines than their larger capitalization peers.

During the period, the Federal Reserve Board voted to leave interest rates unchanged for a fifth consecutive month, stating that any risk to the U.S. economy remained evenly balanced between the danger of economic weakness and the threat of inflation. The news had little effect on stocks, which were hit hard by the announcement from WorldCom of what may be the largest accounting fraud in history. Revelations of possible accounting scandals at other companies weighed heavily on market confidence. Market sectors that suffered the largest declines in the quarter included technology, utilities, and healthcare. On the economic front, employment, income, and production rose modestly, while low interest rates kept home and auto purchases strong. According to the Conference Board, consumer confidence fell in June in reaction to increasing reports of corporate malfeasance and earnings concerns. Confusion over mixed economic signals and widespread worry about potential earnings restatements further weakened an already fragile market and kept equities at depressed levels.

The bond market benefited from weakness in equities, as demonstrated by a 3.7% return for the Lehman Brothers Aggregate Bond Index, an unmanaged index generally considered representative of the U.S. taxable fixed-income universe. Demand grew for government debt in particular, driving up prices of U.S. Treasury securities and sending yields lower across all maturities. In reaction to the Fed’s decision to hold interest rates steady, yields on 2- and 5-year Treasuries fell sharply. Increasing concerns over corporate accounting issues and tepid economic growth put downward pressure on high-yield bonds. Other fixed-income sectors, including Agency bonds, asset-backed bonds, and collateralized mortgage-backed securities performed comparatively well. Demand for municipal bonds remained strong, as investors were drawn to their relative safety and tax-free yields.

Our business segments turned in encouraging results for the period, despite ongoing difficulties in the capital markets. At quarter-end, assets under management rose to $58.7 billion at June 30, 2002, up from $58.2 billion at June 30, 2001, but down 5.1% from the record high of $61.9 billion at March 31, 2002. Assets under management in our Private Asset Management segment declined to $23.6 billion at June 30, 2002, from $24.3 billion at June 30, 2001 and from a record $25.7 billion at March 31, 2002. Overall Private Asset Management investment performance in the quarter continued to outpace the rate of return of both the Standard & Poor’s 500 Index and the Dow Jones Industrial Average. Assets under management in our Mutual Fund and Institutional segment were $35.1 billion at June 30, 2002, up 3.3% from $34.0 billion at June 30, 2001, but down 2.9% from $36.1 billion at March 31, 2002.

Recently Adopted Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) SFAS 142, which became effective on July 1, 2001 for acquisitions after June 30, 2001, and on January 1, 2002 for acquisitions prior to July 1, 2001, states that goodwill is no longer subject to amortization over its estimated useful life, but will be assessed for impairment. In addition, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. For the three and six months ended June 30, 2001, net income excluding goodwill amortization would have been $33,870,000 and $68,195,000, respectively. As of January 1, 2002, goodwill was attributable to our three business segments.

SFAS 142 prescribes an annual two-step process for impairment testing and measurement. The first step screens for impairment potential. If impairment potential is indicated, the second step measures the impairment.

In accordance with the guidelines set forth under SFAS 142, during the second quarter of 2002, a detailed valuation analysis was performed, incorporating discounted cash flow techniques, to measure both the fair value and the carrying value of each of our business segments. As a result of the valuation analysis, it was determined that no goodwill impairment existed because the fair value of each business segment substantially exceeded its carrying value. Accordingly, provided that there are no events or circumstances that would more likely than not reduce the fair value of the business segment below its carrying value, no additional testing for impairment would be required until the second quarter of 2003.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The implementation of SFAS 144 did not have a material impact on our condensed consolidated financial condition or results of operations.

Recent Developments

On July 24, 2002, we announced that beginning in January 2003 we will adopt the expense recognition provisions of recording the fair value of stock options under the guidance of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

On August 1, 2002, certain of our former principals and employees completed the sale of 3,845,737 shares of our common stock at $30.54 per share in an underwritten offering. We did not receive any proceeds from the offering.

Results of Operations

Our business is divided functionally into three major business segments: Private Asset Management, Mutual Fund and Institutional and Professional Securities Services. Our Private Asset Management segment provides customized investment management services for high net worth individuals, families and smaller institutions through money management, advisory services and trust services. The investment advisory and administrative services that we provide through our Mutual Fund and Institutional segment include: the management of the Neuberger Berman family of mutual funds, investment management of institutional separate account products and wrap products sponsored by third party brokerage firms and banks. Our Professional Securities Services segment provides trade execution, clearing, custody, margin financing, portfolio reporting and trust services through professional investor clearing services. This segment also provides wealth management services, research sales and other activities, including market making, global securities lending, custody and recordkeeping services and treasury management. The Corporate segment reflects certain corporate results that are not directly related to the day-to-day operations of our principal business. These include results from our investments in our mutual funds, corporate marketing expense, interest on long-term debt and goodwill amortization. The following tables of selected financial data present our business segments in a manner consistent with the way that we manage our businesses.

Results of Operations for the Three Months Ended June 30, 2002 and 2001

Results of Operations
(in thousands)

For the Three Months Ended June 30, 2002	Private Asset Management	Mutual Fund and Institutional	Professional Securities Services	Corporate	Total
Net revenues (loss) after interest expense	$80,398	$59,703	$20,745	$(516)	$160,330
Operating expenses	42,180	35,643	20,011	5,785	103,619

Net income (loss) before taxes	$38,218	$24,060	$734	$(6,301)	$56,711

For the Three Months Ended June 30, 2001	Private Asset Management	Mutual Fund and Institutional	Professional Securities Services	Corporate	Total
Net revenues (loss) after interest expense	$73,539	$57,064	$27,474	$(1,043)	$157,034
Operating expenses	39,288	36,587	18,118	4,867	98,860

Net income (loss) before taxes	$34,251	$20,477	$9,356	$(5,910)	$58,174

Assets Under Management
(in millions)

	For The Three Months Ended
	June 30, 2002	June 30, 2001
PRIVATE ASSET MANAGEMENT
Assets under management, beginning of period	$25,731	$22,777

Net additions	213	82
Market appreciation (depreciation)	(2,351)	1,394

Total increase (decrease)	(2,138)	1.476

Assets under management, end of period (1)	$23,593	$24,253

MUTUAL FUND & INSTITUTIONAL
Equity Separate Accounts
Assets under management, beginning of period	$6,542	$6,415

Net additions (withdrawals)	74	(12)
Market appreciation (depreciation)	(525)	407

Total increase (decrease)	(451)	395

Assets under management, end of period	$6,091	$6,810

Fixed Income Separate Accounts
Assets under management, beginning of period	$5,262	$5,310

Net additions (withdrawals)	1	(69)
Market appreciation	174	39

Total increase (decrease)	175	(30)

Assets under management, end of period	$5,437	$5,280

Consultant Services Group
Assets under management, beginning of period	$3,544	$2,002

Net additions	671	241
Market appreciation	22	34

Total increase	693	275

Assets under management, end of period	$4,237	$2,277

Mutual Fund and Sub-Advised Accounts
Assets under management, beginning of period	$20,794	$18,298

Net additions (withdrawals)	519	(151)
Market appreciation (depreciation)	(1,971)	1,469

Total increase (decrease)	(1,452)	1,318

Assets under management, end of period (2)	$19,342	$19,616

Sub-Total Mutual Fund & Institutional
Assets under management, beginning of period	$36,142	$32,025

Net additions	1,265	9
Market appreciation (depreciation)	(2,300)	1,949

Total increase (decrease)	(1,035)	1,958

Assets under management, end of period	$35,107	$33,983

TOTAL
Assets under management, beginning of period	$61,873	$54,802

Net additions	1,478	91
Market appreciation (depreciation)	(4,651)	3,343

Total increase (decrease)	(3,173)	3,434

Assets under management, end of period	$58,700	$58,236

Equity component of assets under management	66%	74%

Note 1:	As of June 30, 2002 and 2001, Private Asset Management included $58 and $47 of assets invested in EMM’s Hedge Fund products, respectively.
Note 2:
As of June 30, 2002 and 2001, Mutual Fund and Sub-Advised Accounts included $164 and $96 of client assets invested in the Fund Advisory Service wrap mutual fund program with third party funds, respectively.

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001

We reported net income before taxes of $56.7 million for the second quarter ended June 30, 2002, representing a decrease of $1.5 million or 2.5%, when compared to $58.2 million for the second quarter ended June 30, 2001. Our net revenues after interest expense were $160.3 million for the second quarter of 2002, an increase of $3.3 million or 2.1% when compared to $157.0 million for the same period in 2001. Our second quarter results for 2002 reflect increases in net revenues after interest expense in Private Asset Management and Mutual Fund and Institutional, partially offset by a decrease in net revenues after interest expense in Professional Securities Services, and a smaller net loss after interest expense in our Corporate segment. Assets under management increased to $58.7 billion at June 30, 2002, up $0.5 billion or 0.8% when compared to $58.2 billion at June 30, 2001. The decrease in assets under management of $0.7 billion in Private Asset Management is due to market depreciation of $2.1 billion, partially offset by net asset additions of $1.5 billion. The increase in assets under management of $1.1 billion in Mutual Fund and Institutional is due to net asset additions of $3.6 billion, partially offset by market depreciation of $2.5 billion.

Private Asset Management.   Our net revenues after interest expense increased 9.3% to $80.4 million for the second quarter of 2002, from $73.5 million for the second quarter of 2001. Our investment advisory fees increased 14.2% to $55.7 million for the second quarter of 2002, from $48.7 million for the same period in 2001, due to an increase in assets under management to $25.7 billion at March 31, 2002 (the billable base for the second quarter of 2002) from $22.8 billion at March 31, 2001 (the billable base for the second quarter of 2001). Because investment advisory fees from Private Asset Management are based on the previous quarter’s asset levels, we expect a decrease in advisory fees for the third quarter of 2002 commensurate with the decreased asset levels at June 30, 2002. Our commissions increased 2.1% to $23.5 million in the second quarter of 2002, from $23.0 million in the second quarter of 2001, resulting from an increase in commission generating share transactions. Our net interest income decreased 49.9% to $0.8 million in the second quarter of 2002, from $1.6 million in the second quarter of 2001, due to a combination of lower average balances related to client financing and narrowing interest spreads.

Mutual Fund and Institutional.   Our net revenues after interest expense increased 4.6% to $59.7 million for the second quarter of 2002, from $57.1 million for the second quarter of 2001. Our investment advisory and administrative fees increased 6.4% to $55.6 million for the second quarter of 2002, from $52.2 million for the same period in 2001, due primarily to higher asset levels in our wrap and institutional separate account businesses and an increase in our average daily assets under management for our mutual fund business. Our commissions decreased 13.1% to $4.1 million in the second quarter of 2002, from $4.8 million in the second quarter of 2001, as a result of a decrease in commission generating share transactions.

Professional Securities Services.   Our net revenues after interest expense decreased 24.5% to $20.7 million in the second quarter of 2002, from $27.5 million for the second quarter of 2001. Our investment advisory fees increased 28.6% to $2.1 million in the second quarter of 2002, from $1.6 million for the same period in 2001, due primarily to an increase in fees earned in connection with our wealth management services. Our commissions decreased 7.0% to $9.7 million in the second quarter of 2002, from $10.4 million in the second quarter of 2001, as a result of an increase in overall commission generating shares in our prime brokerage business which was more than offset by lower commission activity in certain accounts. Our net gain resulting from principal transactions decreased 38.1% to $0.5 million in the second quarter of 2002, from $0.8 million in the same period of 2001, primarily due to a decline in our market making activity related to a combination of the drop in the Nasdaq market and narrowing of transaction spreads that have resulted from the decimalization program. Our net interest income decreased 51.6% to $5.1 million in the second quarter of 2002, from $10.6 million in the second quarter of 2001, primarily due to lower average balances related to client financing and narrowing interest spreads resulting from the decrease in absolute rates. Our global securities lending activities were also negatively impacted due to the narrowing interest spreads resulting from the decrease in absolute rates. Our clearance fees increased 4.6% to $3.1 million in the second quarter of 2002, from $3.0 million for the same period in 2001 as a result of increased transaction volume. Our other income decreased 79.2% to $0.2 million in the second quarter of 2002, from $1.1 million in the second quarter of 2001, primarily as a result of a decrease in our syndicate activity.

Corporate.   Our net loss after interest expense decreased to $0.5 million in the second quarter of 2002, from $1.0 million in the second quarter of 2001, primarily as a result of an increase in value of our investment in our mutual funds.

Operating Expenses.   Our total operating expenses were $103.6 million in the second quarter of 2002, an increase of $4.8 million or 4.8% when compared to $98.9 million in the second quarter of 2001. Employee compensation and benefits increased to $66.7 million in the second quarter of 2002, an increase of $1.5 million or 2.3% when compared to $65.2 million in the second quarter of 2001. This was primarily due to increases in salaries, largely related to acquisitions and the addition of investment management teams, production compensation and amortization of unearned compensation, which were partially offset by a decrease to incentive compensation. Our information technology costs increased to $6.1 million in the second quarter of 2002, an increase of $0.6 million or 11.1% when compared to $5.5 million in the second quarter of 2001, primarily due to increases associated with communication and market data systems. Our rent and occupancy costs increased to $5.7 million in the second quarter of 2002, an increase of $0.9 million or 17.5% when compared to $4.9 million in the second quarter of 2001, primarily due to additional costs associated with expansion in our principal place of business as well as escalations. Our advertising and sales promotion expenses decreased to $2.2 million in the second quarter of 2002, a decrease of $0.9 million or 29.2% when compared to $3.2 million in the second quarter of 2001, primarily due to reduced expenditures on media advertising and print campaigns coupled with a decrease in promotional activities. Our distribution and fund administrative expenses increased to $6.3 million in the second quarter of 2002, an increase of $1.4 million or 27.8% when compared to $5.0 million in the second quarter of 2001, primarily due to an increase in average mutual fund assets, which directly influences payments to third parties. Our professional fees increased to $3.2 million in the second quarter of 2002, an increase of $0.5 million or 16.7% when compared to $2.7 million in the second quarter of 2001, primarily due to an increase in legal fees, which were partially offset by decreases to consulting and employment agency fees. Depreciation and amortization increased to $3.8 million in the second quarter of 2002, an increase of $0.6 million or 19.1% when compared to $3.2 million in the second quarter of 2001, primarily due to amortization of new leasehold improvements and depreciation resulting from technology related expenditures, partially offset by the elimination of goodwill amortization in accordance with SFAS 142.

Taxes.   Our taxes decreased to $24.2 million in the second quarter of 2002, down $0.2 million or 1.0% from $24.5 million for the same period in 2001, due to lower net income before taxes, partially offset by a slightly higher effective tax rate. The increase in the effective tax rate is attributable to a lower level of investment income, primarily because of interest rates and spreads.

Results of Operations for the Six Months Ended June 30, 2002 and 2001

Results of Operations
(in thousands)

For the Six Months Ended June 30, 2002	Private Asset Management	Mutual Fund and Institutional	Professional Securities Services	Corporate	Total
Net revenues (loss) after interest expense	$161,891	$116,440	$43,419	$(1,225)	$320,525
Operating expenses	85,300	70,731	39,066	10,896	205,993

Net income (loss) before taxes	$76,591	$45,709	$4,353	$(12,121)	$114,532

For the Six Months Ended June 30, 2001	Private Asset Management	Mutual Fund and Institutional	Professional Securities Services	Corporate	Total
Net revenues (loss) after interest expense	$149,389	$112,229	$53,155	$(2,907)	$311,866
Operating expenses	78,233	71,991	35,288	9,124	194,636

Net income (loss) before taxes	$71,156	$40,238	$17,867	$(12,031)	$117,230

Assets Under Management
(in millions)

	For The Six Months Ended
	June 30, 2002	June 30, 2001
PRIVATE ASSET MANAGEMENT
Assets under management, beginning of period	$25,004	$22,510

Net additions	245	1,494
Market appreciation (depreciation)	(1,656)	249

Total increase (decrease)	(1,411)	1,743

Assets under management, end of period (1)	$23,593	$24,253

MUTUAL FUND & INSTITUTIONAL
Equity Separate Accounts
Assets under management, beginning of period	$6,290	$6,402

Net additions	46	344
Market appreciation (depreciation)	(245)	64

Total increase (decrease)	(199)	408

Assets under management, end of period	$6,091	$6,810

Fixed Income Separate Accounts
Assets under management, beginning of period	$5,229	$5,298

Net additions (withdrawals)	94	(150)
Market appreciation	114	132

Total increase (decrease)	208	(18)

Assets under management, end of period	$5,437	$5,280

Consultant Services Group
Assets under management, beginning of period	$3,037	$1,796

Net additions	1,123	446
Market appreciation	77	35

Total increase	1,200	481

Assets under management, end of period	$4,237	$2,277

Mutual Fund and Sub-Advised Accounts
Assets under management, beginning of period	$19,488	$19,480

Net additions	1,415	274
Market depreciation	(1,561)	(138)

Total increase (decrease)	(146)	136

Assets under management, end of period (2)	$19,342	$19,616

Sub-Total Mutual Fund & Institutional
Assets under management, beginning of period	$34,044	$32,976

Net additions	2,678	914
Market appreciation (depreciation)	(1,615)	93

Total increase	1,063	1,007

Assets under management, end of period	$35,107	$33,983

TOTAL
Assets under management, beginning of period	$59,048	$55,486

Net additions	2,923	2,408
Market appreciation (depreciation)	(3,271)	342

Total increase (decrease)	(348)	2,750

Assets under management, end of period	$58,700	$58,236

Equity component of assets under management	66%	74%

Note 1:	As of June 30, 2002 and 2001, Private Asset Management included $58 and $47 of assets invested in EMM’s Hedge Fund products, respectively.
Note 2:
As of June 30, 2002 and 2001, Mutual Fund and Sub-Advised Accounts included $164 and $96 of client assets invested in the Fund Advisory Service wrap mutual fund program with third party funds, respectively.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

We reported net income before taxes of $114.5 million for the six months ended June 30, 2002, representing a decrease of $2.7 million or 2.3%, when compared to $117.2 million for the six months ended June 30, 2001. Our net revenues after interest expense were $320.5 million for the six months ended June 30, 2002, an increase of $8.7 million or 2.8% when compared to the same period in 2001. Our six month results for 2002 reflect increases in net revenues after interest expense in Private Asset Management and Mutual Fund and Institutional, partially offset by a decrease in net revenues after interest expense in Professional Securities Services, and a smaller net loss after interest expense in our Corporate segment. Net asset additions of $0.2 billion in Private Asset Management were outweighed by market depreciation of $1.7 billion during the first six months of 2002. Mutual Fund and Institutional recorded net asset additions of $2.7 billion during the first six months of 2002, but was partially offset by market depreciation of $1.6 billion in the same period.

Private Asset Management.   Our net revenues after interest expense increased 8.4% to $161.9 million for the first six months of 2002, from $149.4 million for the first six months of 2001. Our investment advisory fees increased 10.3% to $110.2 million for the first six months of 2002, from $99.9 million for the same period in 2001, due to increases in quarterly billable assets under management, as well as fees charged to new clients obtained through new money management teams and the successful efforts of the national sales force. Our commissions increased 6.8% to $49.5 million in the first six months of 2002, from $46.3 million in the first six months of 2001, resulting from an increase in commission generating share transactions. Our net interest income decreased 42.9% to $1.7 million in the first six months of 2002, from $2.9 million in the first six months of 2001, due to a combination of lower average balances related to client financing and narrowing interest spreads.

Mutual Fund and Institutional.   Our net revenues after interest expense increased 3.8% to $116.4 million for the first six months of 2002, from $112.2 million for the first six months of 2001. Our investment advisory and administrative fees increased 4.1% to $108.0 million for the first six months of 2002, from $103.8 million for the same period in 2001, due primarily to higher asset levels in our wrap business as well as an increase in average daily assets under management in our mutual fund business.

Professional Securities Services.   Our net revenues after interest expense decreased 18.3% to $43.4 million in the first six months of 2002, from $53.2 million for the first six months of 2001. Our investment advisory fees increased 81.8% to $4.1 million in the first six months of 2002, from $2.3 million for the same period in 2001, due primarily to an increase in fees from our wealth management services resulting from the acquisition of Executive Monetary Management, Inc during the first quarter of 2001. Our commissions decreased 5.5% to $19.0 million in the first six months of 2002, from $20.1 million in the first six months of 2001, as a result of an increase in overall commission generating shares in our prime brokerage business which was more than offset by lower commission activity in certain accounts. Our net gain resulting from principal transactions decreased 52.1% to $1.2 million in the first six months of 2002, from $2.4 million in the same period of 2001, primarily due to a decline in our market making activity related to a combination of the drop in the Nasdaq market and narrowing of transaction spreads that have resulted from the decimalization program. Our net interest income decreased 47.5% to $10.5 million in the first six months of 2002, from $20.0 million in the first six months of 2001, primarily due to lower average balances related to client financing and narrowing interest spreads resulting from the decrease in absolute rates, which also negatively impacted our global securities lending activities. This was partially offset by increases in net interest attributable to dividend and interest income related to excess cash positions as well as a reduction in interest expense due to lower bank loan requirements. Our clearance fees decreased 10.9% to $6.1 million in the first six months of 2002, from $6.8 million for the same period in 2001 as a result of decreased transaction volume. Our other income increased 68.7% to $2.5 million in the first six months of 2002, from $1.5 million in the first six months of 2001, primarily as a result of an increase in our syndicate activity.

Corporate.   Our net loss after interest expense decreased 57.9% to $1.2 million in the first six months of 2002, from $2.9 million in the first six months of 2001, primarily as a result of an increase in value of our investment in our mutual funds.

Operating Expenses.   Our total operating expenses were $206.0 million for the first six months of 2002, an increase of $11.4 million or 5.8% when compared to $194.6 million for the first six months of 2001. Employee compensation and benefits increased to $135.2 million for the first six months of 2002, an increase of $4.4 million or 3.4% when compared to $130.8 million for the first six months of 2001. This was primarily due to increases in salaries, largely related to acquisitions and the addition of investment management teams, production compensation and amortization of unearned compensation, which were partially offset by a decrease to incentive compensation. Our information technology costs increased to $11.9 million for the first six months of 2002, an increase of $1.0 million or 8.7% when compared to $10.9 million for the first six months of 2001, primarily due to increases associated with communication and market data systems. Our rent and occupancy costs increased to $11.2 million for the first six months of 2002, an increase of $1.7 million or 18.2% when compared to $9.5 million for the first six months of 2001, primarily due to additional costs associated with expansion in our principal place of business as well as escalations. Our advertising and sales promotion expenses decreased to $4.4 million for the first six months of 2002, a decrease of $1.3 million or 22.4% when compared to $5.7 million for the first six months of 2001, primarily due to reduced expenditures on media advertising and print campaigns. Our distribution and fund administration expenses increased to $12.1 million for the first six months of 2002, an increase of $2.8 million or 30.3% when compared to $9.3 million for the first six months of 2001, primarily due to an increase in average mutual fund assets, which directly influences payments made to third parties. Our professional fees increased to $5.7 million for the first six months of 2002, an increase of $1.0 million or 22.0% when compared to $4.7 million for the first six months of 2001, primarily due to increases in legal fees, which were partially offset by decreases to consulting and employment agency fees. Depreciation and amortization increased to $7.5 million for the first six months of 2002, an increase of $1.5 million or 25.8% when compared to $6.0 million for the first six months of 2001, primarily due to amortization of new leasehold improvements and depreciation resulting from technology related expenditures, partially offset by the elimination of goodwill amortization in accordance with SFAS 142.

Taxes.   Our taxes decreased to $48.8 million in the first six months of 2002, down $0.5 million or 1.0% from $49.3 million for the same period in 2001, due to lower net income before taxes, partially offset by a slightly higher effective tax rate. The increase in the effective tax rate is attributable to a lower level of investment income, primarily because of interest rates and spreads.

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

Cash and cash equivalents decreased to $278.7 million in the first six months of 2002. Cash of $55.7 million was provided by operating activities, including an increase in our global securities lending activities, partially offset by lower levels of client activity in our professional investor clearing services. Cash of $9.3 million was used for investing activities, primarily for leasehold improvements and purchases of technology related equipment. Cash of $49.7 million was used in financing activities, reflecting payments made for dividends, common stock repurchases and the repurchase of long-term debt.

Cash and cash equivalents increased to $294.0 million in the first six months of 2001, with $108.4 million provided by operating activities, including an increase in our global securities lending activities, partially offset by the payment of year-end bonuses. Cash of $23.1 million was used for investing activities, reflecting payments for the acquisitions of Executive Monetary Management, Inc. and the assets of Fasciano Company, Inc., as well as payments for leasehold improvements and purchases of technology related equipment. Cash of $120.5 million was provided by financing activities, reflecting proceeds from the issuance of long-term debt, partially offset by payments made for dividends and common stock repurchases.

On May 4, 2001, in accordance with Rule 144A of the Securities Act of 1933, as amended, we sold $175 million principal amount at maturity of zero-coupon convertible senior notes due 2021, resulting in proceeds of approximately $151 million. The issue price represents a yield to maturity of 0.75% per year, which is accounted for under the effective interest rate method. Each $1,000 principal amount at maturity of the convertible securities is convertible into 13.8879 of our common stock upon the occurrence of any of the following events: i) during any calendar quarter commencing after June 30, 2001, the closing sale price of our common stock on the New York Stock Exchange for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than a specified percentage, initially 120% and declining 0.12658% each quarter thereafter, of the accreted conversion price per share of our common stock on the last trading day of the preceding calendar quarter; ii) we elect to redeem the convertible securities; iii) we take certain corporate actions, such as the declaration of an extraordinary dividend; and iv) the credit rating by Standard & Poor’s is below investment grade. We may redeem the convertible securities for cash on or after May 4, 2006 at their accreted value. We may be required to repurchase the convertible securities at the accreted value thereof, at the option of the holders on November 4, 2002 or May 4 of 2004, 2006, 2011 and 2016. We may choose to pay for such repurchases in cash or shares of our common stock. We used the proceeds from this transaction for general corporate purposes, including share repurchases. Prior to this transaction, we received and still maintain a BBB+ rating from Standard & Poor’s. This credit rating should enable us opportunistically to access the capital markets for additional liquidity if we believe it is necessary. On May 2, 2002, we amended the terms of our convertible securities to permit the holders, at their option, to cause us to repurchase the convertible securities on November 4, 2002, at their accreted value of $870.67 per $1,000 principal amount at maturity. Each holder electing not to require us to repurchase their convertible securities as of May 4, 2002, received a one-time payment of $4.34 for every $1,000 aggregate principal amount at maturity of the convertible securities held. As of the close of business May 3, 2002, holders of approximately 5%, or $8.7 million principal amount, of the convertible securities exercised their option. On May 6, 2002, we made a cash payment of $7.6 million for these repurchases. On May 8, 2002, we made a one-time payment of $4.34 for every $1,000 aggregate principal amount at maturity of the convertible securities to each holder of the convertible securities as of the close of business on May 7, 2002.

It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for broker-dealers prescribed by the Securities and Exchange Commission (“SEC”) and other regulatory authorities. At June 30, 2002, our regulatory net capital exceeded the minimum requirement by approximately $214 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. In addition, the debt covenants related to Neuberger Berman, LLC’s $35 million outstanding subordinated note and $100 million committed line of credit include certain covenants that limit the percentage by which the aggregate unpaid principal amount of subordinated liabilities exceeds total regulatory capital and impose a dollar amount below which total ownership equity cannot fall. We believe that our cash flows from operations and existing committed and uncommitted lines of credit will be more than adequate to meet our anticipated capital requirements and debt and other obligations as they come due.

Our Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including the issuance of shares to employees under our employee stock purchase plans. Since the inception of our common stock repurchase program, we have repurchased 6,271,842 shares of common stock, including 2,400,900 shares which were repurchased from a limited number of former principals in a transaction that followed the secondary offering in July 2001, for $234.3 million. We used cash flows from operations and the proceeds from our debt offering to fund the repurchases of these shares. As of June 30, 2002, an authorization to repurchase shares with a value of $90.7 million remains outstanding.

Item 3. —Quantitative and Qualitative Disclosures About Risk

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

Our securities owned at June 30, 2002, including securities segregated for the exclusive benefit of clients and deposited with clearing organizations, are primarily comprised of $21.4 million of U.S. Treasury and Agency securities, of which $13.5 million is comprised of U.S. Treasury bills; $61.8 million of municipal revenue bonds; a $20.8 million investment in one of our mutual funds, the Limited Maturity Bond Fund; $3.5 million invested in an exchange traded preferred security; and $1.1 million related to our market making activity. The municipal revenue bonds, which are tax advantageous, trade at par and contain variable rates of interest that generally reset monthly, at which time they can be put back to the dealer. The bonds are rated in one of the two highest categories by at least one but generally two of three rating agencies, Standard & Poor’s, Moody’s Investors Services and Fitch Ratings. The Limited Maturity Bond Fund, an open-ended fund with daily redemption characteristics, is organized under the Investment Company Act of 1940 and invests in limited maturity bonds, seeking the highest available current income consistent with liquidity and low risk to principal. Our market making activities expose our capital to potential equity price risk. To mitigate this risk, we impose strict investment limits on both the trading desk and individual traders.

As part of our prime brokerage business, we write covered over-the-counter put options on listed equity securities with certain of our prime brokerage clients. Market risk is mitigated as the options are generally deep in the money and covered by an equivalent number of securities sold but not yet purchased. At June 30, 2002, the notional value of such options and market value of securities sold was approximately $2.9 million and $3.1 million, respectively and are included in securities sold but not yet purchased.

Part II    Other Information

Item 1.    Legal Proceedings

In the normal course of business, we are subject to various legal proceedings. However, in our management’s opinion, based on currently available information, there are no legal proceedings pending against us that would have a material adverse effect on our financial position, results of operations or liquidity.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

The following exhibits are filed as part of this Quarterly Report, or where indicated, were previously filed and are hereby incorporated by reference:

Exhibit 99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

1.  Form 8-K filed April 24, 2002, Items 4, 5, 7, and 9, Exhibits and Financial Statements:

Exhibit 16	Letter from Arthur Andersen LLP to the Securities & Exchange Commission dated April 23, 2002

Exhibit 99.1	Press release issued by Neuberger Berman Inc. on April 22, 2002 with respect to an agreement with Lipper & Company.

Exhibit 99.2	Press released issued by Neuberger Berman Inc. on April 23, 2002, with respect to the announcement that the Corporation has appointed KPMG LLP as its independent auditors.

Exhibit 99.3	Press release issued by Neuberger Berman Inc. on April 23, 2002, with respect to the declaration of the Corporation’s first quarter cash dividend.

Exhibit 99.4	Press release issued by Neuberger Berman Inc. on April 23, 2002, with respect to the authorization to repurchase up to an additional $75 million of its common stock.

Exhibit 99.5	Press release issued by Neuberger Berman Inc. on April 23, 2002, reporting the Corporation’s results of operations for the quarter ended March 31, 2002.

2.  Form 8-K filed May 2, 2002, Items 5 and 7. Exhibits and Financial Statements:

Exhibit 99.1	Press release issued by Neuberger Berman Inc. on May 1, 2002 with respect to an amendment of certain terms of its Zero Coupon Senior Convertible Notes due 2021.

3.  Form 8-K filed May 7, 2002, Items 5 and 7. Exhibits and Financial Statements:

Exhibit 99.1	Press release issued by Neuberger Berman Inc. on May 6, 2002 with respect to the repurchase for cash of 5% of the aggregate principal amount of its Zero Coupon Senior convertible Notes due 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUBERGER BERMAN INC.

August 14, 2002	By:	/s/ MATTHEW S. STADLER
Matthew S. Stadler Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.