Form 10-Q
period 2002-09-30
NEUBERGER BERMAN INC
filed 2002-11-15
CIK 1068144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-15361

Neuberger Berman Inc.
(Exact Name of Registrant As Specified in Its Charter)

Delaware	06-1523639
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

605 Third Avenue, New York, NY	10158
(Address of Principal Executive Offices)	(Zip Code)

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

69,767,601 shares of Common Stock, par value $.01 per share, were outstanding on October 31, 2002.

NEUBERGER BERMAN INC.

Form 10-Q

Index

Page

Part I—Financial Information

Item 1.—Financial Statements	2

Condensed Consolidated Statements of Financial Condition as of September 30, 2002 (Unaudited) and December 31, 2001	2

Condensed Consolidated Statements of Income (Unaudited) For The Three and Nine Months Ended September 30, 2002 and 2001	3

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) For The Three Months Ended March 31, 2002, June 30, 2002 and September 30, 2002	4

Condensed Consolidated Statements of Cash Flows (Unaudited) For The Nine Months Ended September 30, 2002 and 2001	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.—Quantitative and Qualitative Disclosures About Risk	24

Item 4.—Controls and Procedures	25

Part II—Other Information

Item 1.—Legal Proceedings	26

Item 6.—Exhibits and Reports on Form 8-K	26

Signature	27

Certifications	28

Exhibit Index	30

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

Part I—Financial Information

Item 1.— Financial Statements

Neuberger Berman Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition
(in thousands, except share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash and cash equivalents	$237,021	$282,040
Cash and securities segregated for the exclusive benefit of clients	325,386	593,973
Cash and securities deposited with clearing organizations (including securities with market values of $12,962 and $11,957 at September 30, 2002 and December 31, 2001, respectively)	14,542	13,189
Securities purchased under agreements to resell	2,548	304,576
Receivable from brokers, dealers and clearing organizations	2,143,562	2,109,110
Receivable from clients	363,441	773,854
Securities owned, at market value	100,886	88,058
Fees receivable	33,058	29,719
Furniture, equipment and leasehold improvements, at cost, net of accumulated depreciation and amortization of $49,646 and $38,651 at September 30, 2002 and December 31, 2001, respectively	44,032	43,793
Other assets	130,963	144,175

Total assets	$3,395,439	$4,382,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Securities sold under agreements to repurchase	$—	$608,538
Payable to brokers, dealers and clearing organizations	1,781,228	1,703,745
Payable to clients	992,501	1,415,904
Securities sold but not yet purchased, at market value	889	6,174
Other liabilities and accrued expenses	82,325	135,316

	2,856,943	3,869,677

Long-term debt	144,668	151,420

Subordinated liability	35,000	35,000

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued at September 30, 2002 and December 31, 2001	—	—
Common stock, $.01 par value; 250,000,000 shares authorized; 76,041,107 and 75,310,547 shares issued at September 30, 2002 and December 31, 2001, respectively; 69,796,466 and 70,416,985 shares outstanding at September 30, 2002 and December 31, 2001, respectively	760	753
Paid-in capital	360,590	341,344
Retained earnings	252,304	173,265

	613,654	515,362
Less: Treasury stock, at cost, of 6,244,641 and 4,893,562 shares at September 30, 2002 and December 31, 2001, respectively	(231,702)	(181,488)
Unearned compensation	(23,124)	(7,484)

Total stockholders’ equity	358,828	326,390

Total liabilities and stockholders’ equity	$3,395,439	$4,382,487

The accompanying notes are an integral part of the condensed consolidated financial statements.

Neuberger Berman Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUES:
Investment advisory and administrative fees	$101,314	$106,974	$323,581	$312,869
Commissions	32,671	32,136	109,588	107,017
Interest	15,138	32,850	53,039	135,152
Principal transactions in securities, net	68	(226)	1,332	1,330
Clearance fees	3,063	3,196	9,127	10,004
Other income	1,272	800	4,785	2,667

Gross revenues	153,526	175,730	501,452	569,039
Interest expense	10,629	25,870	38,030	107,313

Net revenues after interest expense	142,897	149,860	463,422	461,726

OPERATING EXPENSES:
Employee compensation and benefits	55,038	58,981	190,190	189,752
Information technology	6,379	5,701	18,251	16,621
Rent and occupancy	5,915	5,556	17,157	15,064
Brokerage, clearing and exchange fees	3,240	3,071	9,549	8,827
Advertising and sales promotion	1,806	1,337	6,247	7,060
Distribution and fund administration	5,767	4,870	17,915	14,194
Professional fees	3,430	3,534	9,164	8,234
Depreciation and amortization	3,794	3,398	11,294	9,361
Other expenses	6,559	5,608	18,154	17,579

Total operating expenses	91,928	92,056	297,921	286,692

Net income before taxes	50,969	57,804	165,501	175,034
Provision for income taxes	21,789	24,335	70,606	73,647

Net income	$29,180	$33,469	$94,895	$101,387

Net income per common share
Net income per share—Basic	$0.42	$0.47	$1.36	$1.40

Net income per share—Diluted	$0.42	$0.47	$1.34	$1.38

Weighted average common shares outstanding—Basic	69,397	70,568	69,771	72,330

Weighted average common shares outstanding—Diluted	70,055	71,722	70,744	73,646

The accompanying notes are an integral part of the condensed consolidated financial statements.

Neuberger Berman Inc. and Subsidiaries

Condensed Consolidated Statements of Changes
In Stockholders’ Equity (Unaudited)
(in thousands)

	For The Three Months Ended March 31, 2002, June 30, 2002 and September 30, 2002
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Compensation	Total
Beginning balance, December 31, 2001	$753	$341,344	$173,265	$(181,488)	$(7,484)	$326,390
Dividends	—	—	(5,302)	—	—	(5,302)
Acquisition of treasury stock	—	—	—	(18,168)	—	(18,168)
Issuance of common stock	4	8,344	—	2,823	(8,889)	2,282
Amortization of unearned compensation	—	—	—	—	1,361	1,361
Forfeitures of restricted stock awards	—	(28)	—	(73)	80	(21)
Net income	—	—	33,247	—	—	33,247

Ending balance, March 31, 2002	757	349,660	201,210	(196,906)	(14,932)	339,789
Dividends	—	—	(5,285)	—	—	(5,285)
Acquisition of treasury stock	—	—	—	(14,228)	—	(14,228)
Issuance of common stock	—	1,278	—	673	(1,248)	703
Amortization of unearned compensation	—	—	—	—	1,488	1,488
Forfeitures of restricted stock awards	—	(4)	—	(3)	4	(3)
Net income	—	—	32,468	—	—	32,468

Ending balance, June 30, 2002	757	350,934	228,393	(210,464)	(14,688)	354,932
Dividends	—	—	(5,269)	—	—	(5,269)
Acquisition of treasury stock	—	—	—	(22,068)	—	(22,068)
Issuance of common stock	3	9,978	—	1,027	(10,509)	499
Amortization of unearned compensation	—	—	—	—	1,874	1,874
Forfeitures of restricted stock awards	—	(322)	—	(197)	199	(320)
Net income	—	—	29,180	—	—	29,180

Ending balance, September 30, 2002	$760	$360,590	$252,304	$(231,702)	$(23,124)	$358,828

The accompanying notes are an integral part of the condensed consolidated financial statements.

Neuberger Berman Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For The Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$94,895	$101,387
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	11,294	9,361
Deferred tax provision	17,098	16,276
Amortization of unearned compensation, net	4,379	1,903
Interest on long-term debt	1,906	1,027
Net tax benefit on options exercised	2,183	740
(Increase) decrease in operating assets—
Cash and securities segregated for the exclusive benefit of clients	268,587	197,737
Cash and securities deposited with clearing organizations	(1,353)	(8,496)
Securities purchased under agreements to resell	302,028	88,107
Receivable from brokers, dealers and clearing organizations	(34,452)	398,108
Receivable from clients	410,413	103,341
Securities owned, at market value	(12,828)	(9,262)
Fees receivable	(3,339)	(3,350)
Other assets	(3,977)	(13,235)
Increase (decrease) in operating liabilities—
Bank loans	—	(3,000)
Securities sold under agreements to repurchase	(608,538)	(40,153)
Payable to brokers, dealers and clearing organizations	77,483	88,904
Payable to clients	(423,403)	(810,847)
Securities sold but not yet purchased, at market value	(5,285)	7,653
Other liabilities and accrued expenses	(52,991)	(31,978)

Net cash provided by operating activities	44,100	94,223

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of furniture, equipment and leasehold improvements	(11,234)	(11,792)
Cash paid for acquisitions	(1,285)	(14,446)

Cash used in investing activities	(12,519)	(26,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for dividends	(15,856)	(15,093)
Issuance of common stock	1,301	3,254
Purchase of treasury stock	(54,464)	(143,648)
Proceeds from issuance of long-term debt	—	150,666
Repurchase of long-term debt	(7,581)	—

Net cash used in financing activities	(76,600)	(4,821)

Net increase (decrease) in cash and cash equivalents	(45,019)	63,164
CASH AND CASH EQUIVALENTS, beginning of period	282,040	88,117

CASH AND CASH EQUIVALENTS, end of period	$237,021	$151,281

The accompanying notes are an integral part of the condensed consolidated financial statements.

Neuberger Berman Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
(in thousands, except share data)

Supplemental disclosures of cash flow information:

Interest payments totaled $36,162 and $109,848 for the nine months ended September 30, 2002 and 2001, respectively.

Tax payments totaled $87,286 and $43,947 for the nine months ended September 30, 2002 and 2001, respectively.

Supplemental disclosures of non-cash investing and financing activities:

As part of the purchase price for the assets of Fasciano Company, Inc., on March 23, 2001, Neuberger Berman Inc. issued 57,295 shares of common stock from treasury with a market value of $2,500.

In connection with employee stock ownership plans, Neuberger Berman Inc. issued for the nine months ended September 30, 2002 and 2001, 554,250 and 132,534 of restricted shares, respectively, with market values of $20,646 and $6,795, of which $3,297 and $2,359 were issued from treasury, respectively. These issuances of shares were recorded as a credit to capital stock with a corresponding debit to unearned compensation. In addition, 13,304 and 3,316 shares of restricted stock were forfeited in the first nine months of 2002 and 2001, respectively, with recorded values of $627 and $174, respectively. These forfeitures of shares were recorded as a debit to capital stock with corresponding credits to unearned compensation and employee compensation and benefits.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Neuberger Berman Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements
(Unaudited)

1.    Organization and Description of Business

Neuberger Berman Inc. (“NBI”) was organized as a Delaware corporation on August 13, 1998. NBI was formed to be the holding company for Neuberger Berman, LLC (“NB, LLC”), a Delaware limited liability company, and Neuberger Berman Management Inc. (“NBMI”), a New York corporation, and to allow for the issuance of common stock to the public.

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

2.    Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of condensed consolidated financial condition and results of operations for the periods presented have been included. All adjustments are of a normal and recurring nature. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and the condensed consolidated financial statements and the related notes included in the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2002 and June 30, 2002. Certain prior period amounts have been reclassified to conform to the nine months ended September 30, 2002 presentation.

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

Investment advisory fees are recorded as earned. Generally, high net worth and institutional clients are charged or billed quarterly based upon the account’s net asset value at the beginning of a quarter. Investment advisory and administrative fees earned from the Company’s mutual fund business (the “Funds”) are charged monthly to the Funds based upon average daily net assets under management.

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

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The implementation of SFAS 144 did not have a material impact on the condensed consolidated financial condition or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate SFAS 146 having a material impact on the condensed consolidated financial condition or results of operations.

3.    Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142, which became effective on July 1, 2001 for acquisitions after June 30, 2001, and on January 1, 2002 for acquisitions prior to July 1, 2001, states that goodwill is no longer subject to amortization over its estimated useful life, but will be assessed for impairment. In addition, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. For the three and nine months ended September 30, 2001, net income excluding goodwill amortization would have been $33,655,000 and $101,850,000, respectively. As of January 1, 2002, goodwill was attributable to the Company’s three business segments.

SFAS 142 prescribes an annual two-step process for impairment testing and measurement. The first step screens for impairment potential. If impairment potential is indicated, the second step measures the impairment.

In accordance with the guidelines set forth under SFAS 142, during the second quarter of 2002, a detailed valuation analysis was performed, incorporating discounted cash flow techniques, to measure both the fair value and the carrying value of each business segment. As a result of the valuation analysis, it was determined that no goodwill impairment existed because the fair value of each business segment substantially exceeded its carrying value. During the quarter ended September 30, 2002, there were no events or circumstances that would more likely than not reduce the fair value of the business segment below its carrying value and, accordingly, no additional testing for impairment is required until year end.

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
(Unaudited)

4.    Long-Term Debt—(Continued)

than a specified percentage, initially 120% and declining 0.12658% each quarter thereafter, of the accreted conversion price per share of the Company’s common stock on the last trading day of the preceding calendar quarter; ii) the Company elects to redeem the convertible securities; iii) the Company takes certain corporate actions, such as the declaration of an extraordinary dividend; and iv) the credit rating by Standard & Poor’s is below investment grade. The Company may redeem the convertible securities for cash on or after May 4, 2006, at their accreted value. The Company may be required to repurchase the convertible securities at the accreted value thereof, at the option of the holders on May 4 of 2004, 2006, 2011 and 2016. The Company may choose to pay for such repurchases in cash or shares of its common stock. For the three and nine months ended September 30, 2002, the Company recorded accreted interest of $270,000 and $828,000, respectively.

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

Effective November 4, 2002, the Company amended the terms of its convertible securities to add cash interest payments of 3.047% per annum of the principal amount at maturity on its outstanding securities for the next 18 months. This additional interest, which is the equivalent of 3.500% of $870.67, the accreted value on November 4, 2002, will be paid on a semi-annual basis in arrears on May 4, 2003, November 4, 2003 and May 4, 2004 to holders of record at the close of business on April 15, 2003, October 15, 2003 and April 15, 2004, respectively. As of the close of business on November 1, 2002, holders of approximately 0.02%, or $25,000 principal amount at maturity, of the convertible securities made an irrevocable election to exercise their option to cause the Company to repurchase their convertible securities at their accreted value of $870.67 on November 4, 2002.

5.    Regulatory Requirements

NB, LLC and NBMI, as registered broker-dealers and member firms of the NYSE and the National Association of Securities Dealers, are subject to the Securities and Exchange Commission’s (the “SEC”) Uniform Net Capital Rule 15c3-1 (“the Rule”), which requires that broker-dealers maintain a minimum level of net capital, as defined. As of September 30, 2002, NB, LLC and NBMI had net capital of approximately $250,719,000 and $14,199,000, respectively, which exceeded their requirements by approximately $234,454,000 and $13,949,000, respectively.

The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer would be less than the amount required under the Rule. Accordingly, at September 30, 2002, the payments of dividends and advances to NBI by NB, LLC and NBMI are limited to approximately $210,056,000 and $13,899,000, respectively, under the most restrictive of these requirements.

As of September 30, 2002, cash of $38,250,000, contract value plus accrued interest of $45,611,000 on various U.S. Government obligations purchased under agreements to resell and $221,027,000 of U.S. Treasury bills have been segregated in a special reserve bank account for the exclusive benefit of customers under Rule

Neuberger Berman Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

5.    Regulatory Requirements—(Continued)

15c3-3 of the SEC. In addition, cash of approximately $51,000 and U.S. Treasury bills with a market value of approximately $996,000 have been segregated under the Commodity Exchange Act.

As a clearing broker-dealer, NB, LLC has elected to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (“PAIB Calculation”), as defined. The PAIB Calculation is computed to give correspondent firms the ability to classify their assets held by NB, LLC as allowable assets in the correspondents’ net capital calculation. At September 30, 2002, a U.S. Treasury note purchased under an agreement to resell with a contract value, including accrued interest, of $10,252,000 and $9,199,000 of U.S. Treasury bills were segregated in a special reserve bank account for the exclusive benefit of customers-PAIB under Rule 15c3-3 of the SEC.

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

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2002 and 2001:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2002	2001	2002	2001
	(In Thousands, Except Per Share Data)
Net income	$29,180	$33,469	$94,895	$101,387

Basic weighted average shares outstanding	69,397	70,568	69,771	72,330
Dilutive potential shares from stock options and certain restricted stock awards	658	1,154	973	1,316

Dilutive weighted average shares outstanding	70,055	71,722	70,744	73,646

Basic earnings per share	$0.42	$0.47	$1.36	$1.40

Diluted earnings per share	$0.42	$0.47	$1.34	$1.38

Options on approximately 3,387,000 and 1,003,000 shares for the three months ended September 30, 2002 and 2001, respectively, and options on approximately 3,129,000 and 657,000 shares for the nine months ended September 30, 2002 and 2001, respectively, have been excluded from the earnings per share computation above due to their anti-dilutive effect. Due to its contingent conversion feature, long-term debt has not been considered.

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

Neuberger Berman Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

8.    Stock Options

The Company has two stock based plans that provide for the granting of stock options to employees and directors: the 1999 Neuberger Berman Inc. Long-Term Incentive Plan and the 1999 Neuberger Berman Inc. Directors Stock Incentive Plan (collectively, the “Plans”). The following table summarizes awards of and transactions in options under the Plans for the three months ended March 31, 2002, June 30, 2002 and September 30, 2002:

	Range of Exercise Prices
	$18.75-$19.99	$20.00-$29.99	$30.00-$39.99	$40.00-$49.99	$50.00-$55.29	Total
Balance at December 31, 2001	2,645,220	840,000	1,962	650,439	638,231	4,775,852
Granted—original	—	—	—	1,472,000	—	1,472,000
Granted—reload	—	—	—	366,507	—	366,507
Forfeited	—	—	—	—	(15,000)	(15,000)
Exercised	(399,376)	(210,000)	(703)	—	—	(610,079)

Balance at March 31, 2002	2,245,844	630,000	1,259	2,488,946	623,231	5,989,280
Granted—reload	—	—	902	21,409	—	22,311
Exercised	(38,036)	—	(1,259)	—	—	(39,295)

Balance at June 30, 2002	2,207,808	630,000	902	2,510,355	623,231	5,972,296
Granted—original	—	—	250,000	—	—	250,000
Granted—reload	—	1,230	6,101	—	—	7,331
Forfeited	(4,508)	—	—	(4,881)	—	(9,389)
Exercised	(11,227)	—	—	—	—	(11,227)

Balance at September 30, 2002	2,192,073	631,230	257,003	2,505,474	623,231	6,209,011

9.    Financial Instruments With Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of credit exposure, position and financial reporting and control procedures. In addition, the Company has a policy of reviewing the credit standing, where applicable, of each broker-dealer, client and other counterparty with which it conducts business. The Company monitors the market value of collateral and requests and receives additional collateral when required.

The Company enters into various over-the-counter, foreign exchange forward contracts related to its professional investor clearing services business. The credit risk for forward contracts is limited to the unrealized market appreciation or depreciation, as applicable. Market risk is substantially dependent upon the value of the underlying financial instruments and is affected by market forces such as volatility and changes in foreign exchange rates. At September 30, 2002, the Company had outstanding obligations to purchase and sell foreign exchange forward contracts of approximately $111,000,000, scheduled to expire by December 31, 2002.

10.    Segment Information

Under the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company has four reportable segments: Private Asset Management, Mutual Fund and Institutional, Professional Securities Services and Corporate. The Private Asset Management segment provides customized investment management services for high net worth individuals, families and smaller institutions through money management, advisory services and trust services. Its revenues are principally investment advisory fees and commissions. The investment advisory and administrative services that are provided through the Mutual Fund and Institutional segment include: the management of the Neuberger

Neuberger Berman Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

10.    Segment Information—(Continued)

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

Summarized financial information for the Company’s reportable segments is presented in the following table (in thousands):

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2002	2001	2002	2001
PRIVATE ASSET MANAGEMENT
Net revenues after interest expense	$70,250	$73,288	$232,141	$222,677
Net income before taxes	$34,758	$37,601	$111,349	$108,757
MUTUAL FUND & INSTITUTIONAL
Net revenues after interest expense	$53,166	$56,195	$169,606	$168,424
Net income before taxes	$19,151	$22,432	$64,860	$62,670
PROFESSIONAL SECURITIES SERVICES
Net revenues after interest expense	$20,329	$22,177	$63,748	$75,332
Net income before taxes	$2,846	$3,477	$7,199	$21,344
CORPORATE
Net loss after interest expense	$(848)	$(1,800)	$(2,073)	$(4,707)
Net loss before taxes	$(5,786)	$(5,706)	$(17,907)	$(17,737)
TOTAL
Net revenues after interest expense	$142,897	$149,860	$463,422	$461,726
Net income before taxes	$50,969	$57,804	$165,501	$175,034

11.    Subsequent Events

On October 21, 2002, the Board of Directors of NBI declared a quarterly cash dividend on its common stock in the amount of $0.075 per share. The dividend was paid on November 13, 2002 to stockholders of record at the close of business on November 1, 2002.

On October 31, 2002, Neuberger Berman Trust Company, N.A. closed its Seattle, Washington trust office and established its main office in New York, New York.

Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth on the following pages is management’s discussion and analysis of the results of operations for the three and nine months ended September 30, 2002 and September 30, 2001. Such information should be read in conjunction with our Condensed Consolidated Financial Statements together with the Notes to the Condensed Consolidated Financial Statements.

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

Business Environment

Most major U.S. equity indices posted double-digit declines for the third quarter of 2002, regardless of sector or investment style. On a total return basis, the Dow Jones Industrial Average lost 17.4%, the Standard & Poor’s 500 declined 17.3%, and the Nasdaq Composite dropped 19.9%. Although stock market performance was generally weak, a few bright spots emerged on the economic front. The pace of consumer spending slowed during the period, but continues to drive economic growth, due in large part to rising incomes and continued low interest rates. Personal income grew 0.4% in August, according to the Department of Commerce. Historically low interest rates continued to spur a boom in home purchases and mortgage refinancings.

Offsetting the quarter’s positive economic news, however, was a decline in consumer confidence and a number of high-profile earnings warnings. Ongoing concerns about corporate accounting standards added to the market’s negative sentiment. No economic sector managed to escape the market’s downdraft, but stable growth sectors such as healthcare and consumer staples did not fall as far as other areas of the market in the third quarter of 2002.

The stock market’s woes, declining interest rates, and mixed economic signals were good news for the bond market. In a period marked by international conflict and heightened uncertainty regarding economic recovery, the Lehman Brothers U.S. Aggregate Index, an unmanaged measure of the broad domestic bond market, rose 4.6%. Investors’ continued search for safety helped lift prices for U.S. Treasuries, municipal bonds, and high-quality corporate bonds. High-yield and emerging market bonds did not fare as well, given concerns about the pace of recovery and international tensions. During the third quarter, the Federal Reserve Board left the federal funds rate unchanged at 1.75%, but lowered it a half point to 1.25% on November 6th, stating that its low target for rates, along with strong productivity growth, should eventually boost economic activity. The Fed also cited recent signs that economic activity has slowed, in part due to the threat of war with Iraq. As bond prices rose, Treasury yields fell across all maturities.

Our business segments turned in respectable performance, despite a remarkably dismal market environment and the seasonally slow nature of the summer period. At quarter-end, assets under management were $53.6 billion, up 2.8% from $52.1 billion at September 30, 2001, but down 8.7% from $58.7 billion at the end of the previous quarter. Assets under management in our Private Asset Management segment were $20.8 billion, down 4.4% from $21.8 billion at September 30, 2001, and down 11.8% from $23.6 billion at the end of the previous quarter. Despite the severe market declines, investment performance in the Private Asset Management segment year-to-date has outpaced the rate of return of both the S&P 500 Index and the Dow Jones Industrial Average. Assets under management in our Mutual Fund and Institutional segment were $32.8 billion at quarter-end, up 8.0% from $30.4 billion at September 30, 2001, but down 6.6% from $35.1 billion at June 30, 2002. Mutual fund performance in the quarter was mixed, but approximately half the assets in our equity funds outperformed both their benchmarks and the S&P 500. The relative performance of the fixed-income funds is very good year-to-date, with the Neuberger Berman High Income Bond Fund significantly outpacing its peer group.

Recently Adopted Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142, which became effective on July 1, 2001 for acquisitions after June 30, 2001, and on January 1, 2002 for acquisitions prior to July 1, 2001, states that goodwill is no longer subject to amortization over its estimated useful life, but will be assessed for impairment. In addition, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. For the three and nine months ended September 30, 2001, net income excluding goodwill amortization would have been $33,655,000 and $101,850,000, respectively. As of January 1, 2002, goodwill was attributable to our three business segments.

SFAS 142 prescribes an annual two-step process for impairment testing and measurement. The first step screens for impairment potential. If impairment potential is indicated, the second step measures the impairment.

In accordance with the guidelines set forth under SFAS 142, during the second quarter of 2002, a detailed valuation analysis was performed, incorporating discounted cash flow techniques, to measure both the fair value and the carrying value of each of our business segments. As a result of the valuation analysis, it was determined that no goodwill impairment existed because the fair value of each business segment substantially exceeded its carrying value. During the quarter ended September 30, 2002, there were no events or circumstances that would more likely than not reduce the fair value of the business segment below its carrying value and, accordingly, no additional testing for impairment is required until year end.

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not anticipate SFAS 146 having a material impact on our condensed consolidated financial condition or results of operations.

Currently, we elect to account for stock options in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25), “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB No. 25, compensation expense is generally not recognized for stock options that have no intrinsic value on the date of grant. Beginning in January 2003, we will adopt the expense recognition provisions of recording the fair value of stock options under the guidance of SFAS No. 123. Under this new method, compensation expense will be recognized over the vesting period based on the fair value of stock options on the date of grant. The amount of compensation to be recognized under SFAS No. 123 in future years is not currently determinable because the number and value of stock options to be granted in the future are not yet known.

Recent Developments

On October 31, 2002, Neuberger Berman Trust Company, N.A. closed its Seattle, Washington trust office and established its main office in New York, New York.

On November 4, 2002, we amended the terms of our zero-coupon senior convertible notes due 2021 (the “convertible securities”) to add cash interest payments of 3.047% per annum of the principal amount at maturity on our outstanding securities for the next 18 months. This additional interest, which is the equivalent of 3.500% of $870.67, the accreted value on November 4, 2002, will be paid on a semi-annual basis in arrears on May 4, 2003, November 4, 2003 and May 4, 2004 to holders of record at the close of business on April 15, 2003, October 15, 2003 and April 15, 2004, respectively. As of the close of business on November 1, 2002, holders of approximately 0.02%, or $25,000 principal amount at maturity, of the convertible securities made an irrevocable election to exercise their option to cause us to repurchase their convertible securities at their accreted value of $870.67 on November 4, 2002.

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

Results of Operations for the Three Months Ended September 30, 2002 and 2001

Results of Operations
(in thousands)

For The Three Months Ended September 30, 2002	Private Asset Management	Mutual Fund and Institutional	Professional Securities Services	Corporate	Total
Net revenues (loss) after interest expense	$70,250	$53,166	$20,329	$(848)	$142,897
Operating expenses	35,492	34,015	17,483	4,938	91,928

Net income (loss) before taxes	$34,758	$19,151	$2,846	$(5,786)	$50,969

For The Three Months Ended September 30, 2001	Private Asset Management	Mutual Fund and Institutional	Professional Securities Services	Corporate	Total
Net revenues (loss) after interest expense	$73,288	$56,195	$22,177	$(1,800)	$149,860
Operating expenses	35,687	33,763	18,700	3,906	92,056

Net income (loss) before taxes	$37,601	$22,432	$3,477	$(5,706)	$57,804

Assets Under Management
(in millions)

	For The Three Months Ended
	September 30, 2002	September 30, 2001
PRIVATE ASSET MANAGEMENT
Assets under management, beginning of period	$23,593	$24,253

Net additions	216	266
Market depreciation	(3,001)	(2,757)

Total decrease	(2,785)	(2,491)

Assets under management, end of period(1)	$20,808	$21,762

MUTUAL FUND & INSTITUTIONAL
Equity Separate Accounts
Assets under management, beginning of period	$6,091	$6,810

Net withdrawals	(68)	(122)
Market depreciation	(958)	(895)

Total decrease	(1,026)	(1,017)

Assets under management, end of period	$5,065	$5,793

Fixed Income Separate Accounts
Assets under management, beginning of period	$5,437	$5,280

Net additions	244	163
Market appreciation	236	162

Total increase	480	325

Assets under management, end of period	$5,917	$5,605

Consultant Services Group
Assets under management, beginning of period	$4,237	$2,277

Net additions	753	304
Market appreciation (depreciation)	21	(39)

Total increase	774	265

Assets under management, end of period	$5,011	$2,542

Mutual Fund and Sub-Advised Accounts
Assets under management, beginning of period	$19,342	$19,616

Net withdrawals	(8)	(176)
Market depreciation	(2,537)	(3,007)

Total decrease	(2,545)	(3,183)

Assets under management, end of period(2)	$16,797	$16,433

Sub-Total Mutual Fund & Institutional
Assets under management, beginning of period	$35,107	$33,983

Net additions	921	169
Market depreciation	(3,238)	(3,779)

Total decrease	(2,317)	(3,610)

Assets under management, end of period	$32,790	$30,373

TOTAL
Assets under management, beginning of period	$58,700	$58,236

Net additions	1,137	435
Market depreciation	(6,239)	(6,536)

Total decrease	(5,102)	(6,101)

Assets under management, end of period	$53,598	$52,135

Equity component of assets under management	58%	68%

Note 1:	As of September 30, 2002 and 2001, Private Asset Management included $58 and $45 of assets invested in EMM’s Hedge Fund products, respectively.
Note 2:
As of September 30, 2002 and 2001, Mutual Fund and Sub-Advised Accounts included $143 and $88 of client assets invested in the Fund Advisory Service wrap mutual fund program with third party funds, respectively.

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001

We reported net income before taxes of $51.0 million for the third quarter ended September 30, 2002, representing a decrease of $6.8 million or 11.8%, when compared to $57.8 million for the third quarter ended September 30, 2001. Our net revenues after interest expense were $142.9 million for the third quarter of 2002, a decrease of $7.0 million or 4.6% when compared to $149.9 million for the same period in 2001. Our third quarter results for 2002 reflect decreases in net revenues after interest expense in Private Asset Management, Mutual Fund and Institutional and Professional Securities Services and a smaller net loss after interest expense in our Corporate segment. Assets under management increased to $53.6 billion at September 30, 2002, up $1.5 billion or 2.8% when compared to $52.1 billion at September 30, 2001. The decrease in assets under management of $1.0 billion in Private Asset Management is due to market depreciation of $2.4 billion, partially offset by net asset additions of $1.4 billion. The increase in assets under management of $2.4 billion in Mutual Fund and Institutional is due to net asset additions of $4.3 billion, partially offset by market depreciation of $1.9 billion.

Private Asset Management.    Our net revenues after interest expense decreased 4.1% to $70.3 million for the third quarter of 2002, from $73.3 million for the third quarter of 2001. Our investment advisory fees decreased 5.5% to $50.2 million for the third quarter of 2002, from $53.1 million for the same period in 2001, due to a decrease in assets under management to $23.6 billion at June 30, 2002 (the billable base for the third quarter of 2002) from $24.3 billion at June 30, 2001 (the billable base for the third quarter of 2001). Because investment advisory fees from Private Asset Management are based on the previous quarter’s asset levels, we expect a decrease in advisory fees for the fourth quarter of 2002 commensurate with the decreased asset levels at September 30, 2002. Our net interest income decreased 27.6% to $0.7 million in the third quarter of 2002, from $1.0 million in the third quarter of 2001, due to a combination of lower average balances related to client financing and narrow interest spreads.

Mutual Fund and Institutional.    Our net revenues after interest expense decreased 5.4% to $53.2 million for the third quarter of 2002, from $56.2 million for the third quarter of 2001. Our investment advisory and administrative fees decreased 4.7% to $49.4 million for the third quarter of 2002, from $51.9 million for the same period in 2001, due primarily to decreases in our average daily assets under management for our mutual fund business and lower asset levels in our institutional equity separate account business, partially offset by higher asset levels in our wrap and institutional fixed income separate account businesses. Our commissions decreased 14.7% to $3.7 million in the third quarter of 2002, from $4.4 million in the third quarter of 2001, as a result of a greater proportion of transactions being executed at lower prices, partially offset by four additional trading days that were lost last year due to the tragic events of September 11th.

Professional Securities Services.    Our net revenues after interest expense decreased 8.3% to $20.3 million in the third quarter of 2002, from $22.2 million for the third quarter of 2001. Our investment advisory fees decreased 15.1% to $1.7 million in the third quarter of 2002, from $2.0 million for the same period in 2001, due primarily to decreases in fees from our wealth management services. Our commissions increased 13.4% to $9.9 million in the third quarter of 2002, from $8.8 million in the third quarter of 2001, as a result of an increase in commission generating share transactions in our prime brokerage and research sales businesses coupled with four additional trading days that were lost last year due to the tragic events of September 11th. Our net gain resulting from principal transactions decreased 75.9% to $0.1 million in the third quarter of 2002, from $0.5 million in the same period of 2001, primarily due to a decline in our market making activity related to a combination of the drop in the Nasdaq market and narrowing of transaction spreads that have resulted from the decimalization program. Our net interest income decreased 35.0% to $4.7 million in the third quarter of 2002, from $7.3 million in the third quarter of 2001, primarily due to lower average balances related to client financing and narrow interest spreads resulting from the decrease in absolute rates. Our global securities lending activities were also negatively impacted due to the narrowing interest spreads resulting from the decrease in absolute rates. Our clearance fees decreased 4.2% to $3.1 million in the third quarter of 2002, from $3.2 million for the same period in 2001, as a result of decreased transaction volume in our clearing business. Our other income increased 59.1% to $0.8 million in the third quarter of 2002, from $0.5 million in the third quarter of 2001, primarily as a result of an increase in our syndicate activity.

Corporate.    Our net loss after interest expense decreased to $0.8 million in the third quarter of 2002, from $1.8 million in the third quarter of 2001, due, in part, to an increase in value of our investment in our mutual funds and lower financing costs on our subordinated note resulting from a decrease in interest rates.

Operating Expenses.    Our total operating expenses were $91.9 million in the third quarter of 2002, a decrease of $0.1 million or 0.1% when compared to $92.1 million in the third quarter of 2001. Employee compensation and benefits decreased to $55.0 million in the third quarter of 2002, a decrease of $3.9 million or 6.7% when compared to $59.0 million in the third quarter of 2001. This was primarily due to a decrease in incentive compensation, partially offset by an increase in salaries, largely related to an acquisition and the addition of an investment management team. Our information technology costs increased to $6.4 million in the third quarter of 2002, an increase of $0.7 million or 11.9% when compared to $5.7 million in the third quarter of 2001, primarily due to increases associated with market data systems due to firm wide expansion. Our rent and occupancy costs increased to $5.9 million in the third quarter of 2002, an increase of $0.4 million or 6.5% when compared to $5.6 million in the third quarter of 2001, primarily due to additional costs associated with expansion in our principal place of business. Our advertising and sales promotion expenses increased to $1.8 million in the third quarter of 2002, an increase of $0.5 million or 35.1% when compared to $1.3 million in the third quarter of 2001, primarily due to increased expenditures on media advertising, print campaigns and promotional activities. Our distribution and fund administration expenses increased to $5.8 million in the third quarter of 2002, an increase of $0.9 million or 18.4% when compared to $4.9 million in the third quarter of 2001, primarily due to increases in several distribution relationships coupled with an increase in average mutual fund assets in certain of our mutual fund classes. Depreciation and amortization increased to $3.8 million in the third quarter of 2002, an increase of $0.4 million or 11.7% when compared to $3.4 million in the third quarter of 2001, primarily due to amortization of new leasehold improvements and depreciation resulting from technology related expenditures, partially offset by the elimination of goodwill amortization in accordance with SFAS 142. Our other expenses increased to $6.6 million in the third quarter of 2002, an increase of $1.0 million or 17.0% when compared to $5.6 million in the third quarter of 2001, primarily due to start-up costs related to our three closed-end intermediate municipal bond funds.

Taxes.    Our taxes decreased to $21.8 million in the third quarter of 2002, down $2.5 million or 10.5% from $24.3 million for the same period in 2001, due to lower net income before taxes, partially offset by a slightly higher effective tax rate. The increase in the effective tax rate is attributable to a lower level of investment income, primarily due to lower interest rates and narrow spreads.

Results of Operations for the Nine Months Ended September 30, 2002 and 2001

Results of Operations
(in thousands)

For The Nine Months Ended September 30, 2002	Private Asset Management	Mutual Fund and Institutional	Professional Securities Services	Corporate	Total
Net revenues (loss) after interest expense	$232,141	$169,606	$63,748	$(2,073)	$463,422
Operating expenses	120,792	104,746	56,549	15,834	297,921

Net income (loss) before taxes	$111,349	$64,860	$7,199	$(17,907)	$165,501

For The Nine Months Ended September 30, 2001	Private Asset Management	Mutual Fund and Institutional	Professional Securities Services	Corporate	Total
Net revenues (loss) after interest expense	$222,677	$168,424	$75,332	$(4,707)	$461,726
Operating expenses	113,920	105,754	53,988	13,030	286,692

Net income (loss) before taxes	$108,757	$62,670	$21,344	$(17,737)	$175,034

Assets Under Management
(in millions)

	For The Nine Months Ended
	September 30, 2002	September 30, 2001
PRIVATE ASSET MANAGEMENT
Assets under management, beginning of period	$25,004	$22,510

Net additions	461	1,760
Market depreciation	(4,657)	(2,508)

Total decrease	(4,196)	(748)

Assets under management, end of period(1)	$20,808	$21,762

MUTUAL FUND & INSTITUTIONAL
Equity Separate Accounts
Assets under management, beginning of period	$6,290	$6,402

Net additions (withdrawals)	(22)	222
Market depreciation	(1,203)	(831)

Total decrease	(1,225)	(609)

Assets under management, end of period	$5,065	$5,793

Fixed Income Separate Accounts
Assets under management, beginning of period	$5,229	$5,298

Net additions	338	13
Market appreciation	350	294

Total increase	688	307

Assets under management, end of period	$5,917	$5,605

Consultant Services Group
Assets under management, beginning of period	$3,037	$1,796

Net additions	1,876	750
Market appreciation (depreciation)	98	(4)

Total increase	1,974	746

Assets under management, end of period	$5,011	$2,542

Mutual Fund and Sub-Advised Accounts
Assets under management, beginning of period	$19,488	$19,480

Net additions	1,407	98
Market depreciation	(4,098)	(3,145)

Total decrease	(2,691)	(3,047)

Assets under management, end of period(2)	$16,797	$16,433

Sub-Total Mutual Fund & Institutional
Assets under management, beginning of period	$34,044	$32,976

Net additions	3,599	1,083
Market depreciation	(4,853)	(3,686)

Total decrease	(1,254)	(2,603)

Assets under management, end of period	$32,790	$30,373

TOTAL
Assets under management, beginning of period	$59,048	$55,486

Net additions	4,060	2,843
Market depreciation	(9,510)	(6,194)

Total decrease	(5,450)	(3,351)

Assets under management, end of period	$53,598	$52,135

Equity component of assets under management	58%	68%

Note 1:	As of September 30, 2002 and 2001, Private Asset Management included $58 and $45 of assets invested in EMM’s Hedge Fund products, respectively.
Note 2:
As of September 30, 2002 and 2001, Mutual Fund and Sub-Advised Accounts included $143 and $88 of client assets invested in the Fund Advisory Service wrap mutual fund program with third party funds, respectively.

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001

We reported net income before taxes of $165.5 million for the nine months ended September 30, 2002, representing a decrease of $9.5 million or 5.4%, when compared to $175.0 million for the nine months ended September 30, 2001. Our net revenues after interest expense were $463.4 million for the nine months ended September 30, 2002, an increase of $1.7 million or 0.4% when compared to $461.7 million for the same period in 2001. Our nine month results for 2002 reflect increases in net revenues after interest expense in Private Asset Management and Mutual Fund and Institutional, partially offset by a decrease in Professional Securities Services, and a smaller net loss in our Corporate segment. Net asset additions of $0.5 billion in Private Asset Management were outweighed by market depreciation of $4.7 billion during the first nine months of 2002. Mutual Fund and Institutional recorded net asset additions of $3.6 billion during the first nine months of 2002, which were more than offset by market depreciation of $4.9 billion in the same period.

Private Asset Management.    Our net revenues after interest expense increased 4.3% to $232.1 million for the first nine months of 2002, from $222.7 million for the first nine months of 2001. Our investment advisory and administrative fees increased 4.8% to $160.3 million for the first nine months of 2002, from $153.0 million for the same period in 2001, due to increases in quarterly billable assets under management, as well as fees charged to new clients obtained through new money management teams and the successful efforts of the national sales force. Our commissions increased 4.8% to $68.5 million in the first nine months of 2002, from $65.3 million in the first nine months of 2001, resulting from an increase in commission generating share transactions coupled with four additional trading days that were lost last year due to the tragic events of September 11th. Our net interest income decreased 39.1% to $2.3 million in the first nine months of 2002, from $3.9 million in the first nine months of 2001, due to a combination of lower average balances related to client financing and narrow interest spreads.

Mutual Fund and Institutional.    Our net revenues after interest expense increased 0.7% to $169.6 million for the first nine months of 2002, from $168.4 million for the first nine months of 2001. Our investment advisory and administrative fees increased 1.1% to $157.4 million for the first nine months of 2002, from $155.6 million for the same period in 2001, due primarily to increases in fees resulting from higher asset levels in both our mutual fund and wrap businesses, partially offset by a decrease in fees due to lower asset levels in our institutional separate account business. Our commissions decreased 5.2% to $12.1 million in the first nine months of 2002, from $12.8 million in the first nine months of 2001, as a result of a greater proportion of transactions being executed at lower prices, partially offset by four additional trading days that were lost last year due to the tragic events of September 11th.

Professional Securities Services.    Our net revenues after interest expense decreased 15.4% to $63.7 million in the first nine months of 2002, from $75.3 million for the first nine months of 2001. Our investment advisory fees increased 36.6% to $5.8 million in the first nine months of 2002, from $4.2 million for the same period in 2001, due primarily to an increase in fees from our wealth management services. Our net gain resulting from principal transactions decreased 56.0% to $1.3 million in the first nine months of 2002, from $2.9 million in the same period of 2001, primarily due to a decline in our market making activity related to a combination of the drop in the Nasdaq market and narrowing of transaction spreads that have resulted from the decimalization program. Our net interest income decreased 44.2% to $15.2 million in the first nine months of 2002, from $27.3 million in the first nine months of 2001, primarily due to lower average balances related to client financing and narrow interest spreads resulting from the decrease in absolute rates, which also negatively impacted our global securities lending activities. This was partially offset by an increase in net interest attributable to excess cash positions as well as a reduction in interest expense due to lower bank loan requirements. Our clearance fees decreased 8.8% to $9.1 million in the first nine months of 2002, from $10.0 million for the same period in 2001, as a result of decreased transaction volume. Our other income increased 66.2% to $3.4 million in the first nine months of 2002, from $2.0 million in the first nine months of 2001, primarily as a result of an increase in our syndicate activity.

Corporate.    Our net loss after interest expense decreased 56.0% to $2.1 million in the first nine months of 2002, from $4.7 million in the first nine months of 2001, due, in part, to an increase in value of our investment in our mutual funds and lower financing costs on our subordinated note resulting from a decrease in interest rates.

Operating Expenses.    Our total operating expenses were $297.9 million for the first nine months of 2002, an increase of $11.2 million or 3.9% when compared to $286.7 million for the first nine months of 2001. Employee compensation and benefits increased to $190.2 million for the first nine months of 2002, a slight increase of $0.4 million or 0.2% when compared to $189.8 million for the first nine months of 2001. This was primarily due to an increase in salaries, largely related to an acquisition and the addition of investment management teams, and an increase in production compensation, almost equally offset by a decrease to incentive compensation. Our information technology costs increased to $18.3 million for the first nine months of 2002, an increase of $1.6 million or 9.8% when compared to $16.6 million for the first nine months of 2001, primarily due to increases associated with communication and market data systems due to firm wide expansion. Our rent and occupancy costs increased to $17.2 million for the first nine months of 2002, an increase of $2.1 million or 13.9% when compared to $15.1 million for the first nine months of 2001, primarily due to additional costs associated with expansion in our New York locations as well as an increase in operating escalations primarily related to our principal place of business. Our brokerage, clearing, and exchange fees increased to $9.5 million for the first nine months of 2002, an increase of $0.7 million or 8.2% when compared to $8.8 million for the first nine months of 2001, primarily due to an increase in exchange fees resulting from a higher proportion of orders with smaller share amounts. Our advertising and sales promotion expenses decreased to $6.2 million for the first nine months of 2002, a decrease of $0.8 million or 11.5% when compared to $7.1 million for the first nine months of 2001, primarily due to reduced expenditures on media advertising and print campaigns, partially offset by an increase in promotional activities. Our distribution and fund administration expenses increased to $17.9 million for the first nine months of 2002, an increase of $3.7 million or 26.2% when compared to $14.2 million for the first nine months of 2001, primarily due to increases in several distribution relationships coupled with an increase in average mutual fund assets in certain of our mutual fund classes. Our professional fees increased to $9.2 million for the first nine months of 2002, an increase of $0.9 million or 11.3% when compared to $8.2 million for the first nine months of 2001, primarily due to an increase in legal fees as well as an increase in professional services, largely related to start-up costs incurred in connection with our three closed-end intermediate municipal bond funds, partially offset by decreases to consulting and employment agency fees. Depreciation and amortization increased to $11.3 million for the first nine months of 2002, an increase of $1.9 million or 20.6% when compared to $9.4 million for the first nine months of 2001, primarily due to amortization of new leasehold improvements and depreciation resulting from technology related expenditures, partially offset by the elimination of goodwill amortization in accordance with SFAS 142.

Taxes.    Our taxes decreased to $70.6 million in the first nine months of 2002, down $3.0 million or 4.1% from $73.6 million for the same period in 2001, due to lower net income before taxes, partially offset by a slightly higher effective tax rate. The increase in the effective tax rate is attributable to a lower level of investment income, primarily due to lower interest rates and narrow spreads.

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

Cash and cash equivalents decreased by $45.0 million to $237.0 million in the first nine months of 2002, with $44.1 million provided by operating activities. Cash of $12.5 million was used in investing activities, primarily for leasehold improvements and purchases of technology related equipment. Cash of $76.6 million was used in financing activities, reflecting payments made for dividends, common stock repurchases and the repurchase of long-term debt.

Cash and cash equivalents increased by $63.2 million to $151.3 million in the first nine months of 2001, with $94.2 million provided by operating activities. Cash of $26.2 million was used in investing activities, reflecting payments for the acquisitions of Executive Monetary Management, Inc. and the assets of Fasciano Company, Inc., as well as payments for leasehold improvements and purchases of technology related equipment. Cash of $4.8 million was used in financing activities, reflecting payments made for dividends and common stock repurchases, partially offset by the proceeds from the issuance of long-term debt.

On May 4, 2001, in accordance with Rule 144A of the Securities Act of 1933, as amended, we sold $175 million principal amount at maturity of zero-coupon convertible senior notes due 2021, resulting in proceeds of approximately $151 million. The issue price represents a yield to maturity of 0.75% per year, which is accounted for under the effective interest rate method. Each $1,000 principal amount at maturity of the convertible securities is convertible into 13.8879 of our common stock upon the occurrence of any of the following events: i) during any calendar quarter commencing after June 30, 2001, the closing sale price of our common stock on the New York Stock Exchange for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than a specified percentage, initially 120% and declining 0.12658% each quarter thereafter, of the accreted conversion price per share of our common stock on the last trading day of the preceding calendar quarter; ii) we elect to redeem the convertible securities; iii) we take certain corporate actions, such as the declaration of an extraordinary dividend; and iv) the credit rating by Standard & Poor’s is below investment grade. We may redeem the convertible securities for cash on or after May 4, 2006 at their accreted value. We may be required to repurchase the convertible securities at the accreted value thereof, at the option of the holders on May 4 of 2004, 2006, 2011 and 2016. We may choose to pay for such repurchases in cash or shares of our common stock. We used the proceeds from this transaction for general corporate purposes, including share repurchases. Prior to this transaction, we received and still maintain a BBB+ rating from Standard & Poor’s. This credit rating should enable us opportunistically to access the capital markets for additional liquidity if we believe it is necessary.

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

On November 4, 2002, we amended the terms of our convertible securities to add cash interest payments of 3.047% per annum of the principal amount at maturity on our outstanding securities for the next 18 months. This additional interest, which is the equivalent of 3.500% of $870.67, the accreted value on November 4, 2002, will be paid on a semi-annual basis in arrears on May 4, 2003, November 4, 2003 and May 4, 2004 to holders of record at the close of business on April 15, 2003, October 15, 2003 and April 15, 2004, respectively. As of the close of business on November 1, 2002, holders of approximately 0.02%, or $25,000 principal amount at maturity, of the convertible securities made an irrevocable election to exercise their option to cause us to repurchase their convertible securities at their accreted value of $870.67 on November 4, 2002.

It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for broker-dealers prescribed by the Securities and Exchange Commission (“SEC”) and other regulatory authorities. At September 30, 2002, our regulatory net capital exceeded the minimum requirement by approximately $248 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. In addition, the debt covenants related to Neuberger Berman, LLC’s $35 million outstanding subordinated note and $100 million committed line of credit include certain covenants that limit the percentage by which the aggregate unpaid principal amount of subordinated liabilities exceeds total regulatory capital and impose a dollar amount below which total ownership equity cannot fall. We believe that our cash flows from operations and existing committed and uncommitted lines of credit will be more than adequate to meet our anticipated capital requirements and debt and other obligations as they come due.

Our Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including the issuance of shares to employees under certain of our employee stock purchase plans. Since the inception of our common stock repurchase program, we have repurchased 6,991,842 shares of common stock, including 2,400,900 shares which were repurchased from a limited number of former principals in a transaction that followed the secondary offering in July 2001, for $256.4 million. We used cash flows from operations and the proceeds from our debt offering to fund the repurchases of these shares. As of September 30, 2002, an authorization to repurchase shares with a value of $68.6 million remains outstanding.

Item 3.— Quantitative and Qualitative Disclosures About Risk

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

Our securities owned at September 30, 2002, including securities segregated for the exclusive benefit of clients and deposited with clearing organizations, are primarily comprised of $244.2 million of U.S. Treasury bills; $61.8 million of municipal revenue bonds; a $21.2 million investment in one of our mutual funds, the Limited Maturity Bond Fund; $3.5 million invested in an exchange traded preferred security; and $0.4 million related to our market making activity. The municipal revenue bonds, which are tax advantageous, trade at par and contain variable rates of interest that generally reset monthly, at which time they can be put back to the dealer. The bonds are rated in one of the two highest categories by at least one but generally two of three rating agencies, Standard & Poor’s, Moody’s Investors Service and Fitch Ratings. The Limited Maturity Bond Fund, an open-ended fund with daily redemption characteristics, is organized under the Investment Company Act of 1940 and invests in limited maturity bonds, seeking the highest available current income consistent with liquidity and low risk to principal. Our market making activities expose our capital to potential equity price risk. To mitigate this risk, we impose strict investment limits on both the trading desk and individual traders.

As part of our prime brokerage business, we write covered over-the-counter put options on listed equity securities with certain of our prime brokerage clients. Market risk is mitigated as the options are generally deep in the money and covered by an equivalent number of securities sold but not yet purchased. At September 30, 2002, the notional value of such options and market value of securities sold was approximately $0.4 million and $0.3 million, respectively, and are included in securities sold but not yet purchased.

We enter into various over-the-counter, foreign exchange forward contracts related to our professional investor clearing services business. The credit risk for forward contracts is limited to the unrealized market appreciation or depreciation, as applicable. Market risk is substantially dependent upon the value of the underlying financial instruments and is affected by market forces such as volatility and changes in foreign exchange rates. At September 30, 2002, we had outstanding obligations to purchase and sell foreign exchange forward contracts of approximately $111 million, scheduled to expire by December 31, 2002.

Item 4.—Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II    Other Information

Item 1. —Legal Proceedings

In the normal course of business, we are subject to various legal proceedings. However, in our management’s opinion, based on currently available information, there are no legal proceedings pending against us that would have a material adverse effect on our financial position, results of operations or liquidity.

Item 6.— Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed as part of this Quarterly Report, or where indicated, were previously filed and are hereby incorporated by reference:

Exhibit 99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

1. Form 8-K filed July 24, 2002, Items 5 and 7.

Exhibit 99.1	Press release issued by Neuberger Berman Inc. on July 24, 2002, reporting the Corporation’s results of operations for the second quarter ended June 30, 2002.

Exhibit 99.2	Press release issued by Neuberger Berman Inc. on July 24, 2002, with respect to the declaration of the Corporation’s second quarter cash dividend.

Exhibit 99.3
Press release issued by Neuberger Berman Inc. on July 24, 2002, reporting that it will adopt the expense recognition provisions of recording the fair market value of stock options it grants, commencing January 2003.

2. Form 8-K filed July 31, 2002, Items 5 and 7.

Exhibit 1.1
Underwriting Agreement, dated July 29, 2002, among Neuberger Berman Inc., certain of its stockholders and the representatives named in Schedule I thereto, as the representative of the several underwriters named in Schedule I thereto.

Exhibit 99.1	Press release issued by Neuberger Berman Inc. on July 30, 2002, with respect to the sale of 3,845,737 shares of its common stock by certain of its stockholders.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUBERGER BERMAN INC.

By:	/S/ MATTHEW S. STADLER
Matthew S. Stadler Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
November 14, 2002

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF
THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Jeffrey B. Lane, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Neuberger Berman Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JEFFREY B. LANE
Jeffrey B. Lane Chief Executive Officer
Date: November 14, 2002

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF
THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Matthew S. Stadler, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Neuberger Berman Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MATTHEW S. STADLER
Matthew S. Stadler Chief Financial Officer
Date: November 14, 2002

EXHIBIT INDEX

Exhibit No.	Exhibit

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.