Form 10-K
period 2002-12-31
NEUBERGER BERMAN INC
filed 2003-03-31
CIK 1068144

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 001-15361

Neuberger Berman Inc.

(Exact Name of Registrant As Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization) 605 Third Avenue, New York, NY (Address of Principal Executive Offices)	06-1523639 (I.R.S. Employer Identification No.) 10158 (Zip Code)

Registrant’s telephone number, including area code (212) 476-9000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $.01 par value	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☒  No  ☐

The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing price of $36.60 on June 30, 2002, on the New York Stock Exchange was approximately $1.5 billion. Calculation of holdings of common stock by non-affiliates is based upon: (i) the assumption, for these purposes only, that executive officers, directors, and certain former principals who are subject to the voting provisions of a stockholders’ agreement are deemed affiliates as of February 28, 2003; (ii) the number of shares of the Registrant’s common stock held by such affiliates, as of February 28, 2003; and (iii) the number of shares of the Registrant’s common stock outstanding as of February 28, 2003, which was 70,189,706.

Documents Incorporated By Reference

Document Incorporated By Reference	Part of Report Into Which Incorporated
The definitive proxy statement for the 2003 Annual Meeting of Stockholders to be held May 21, 2003.	Part III and IV

i

Forward Looking Statements

Our disclosure and analysis in this report and in documents that are incorporated by reference contain some forward looking statements. Forward looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. We use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results. Although we believe that our expectations and beliefs are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that our actual results will not differ materially from our expectations or beliefs. Some of the factors that could cause our actual results to differ from our expectations or beliefs include, without limitation, the adverse effect from a decline in the securities markets or if our products’ performance declines, a general downturn in the economy, changes in government policy or regulation, our inability to attract or retain key employees and unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations. These statements are provided as permitted by the Private Litigation Reform Act of 1995. We undertake no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

ii

PART I

Item 1.—BUSINESS

Overview

Neuberger Berman Inc., through its subsidiaries, is an investment advisory firm with approximately $56.1 billion in assets under management as of December 31, 2002. For 63 years, the firm has provided clients with a wide array of investment products, services and strategies. Our business is conducted primarily through our subsidiaries, including Neuberger Berman, LLC and Neuberger Berman Management Inc., both of which are registered investment advisers and broker-dealers, Neuberger Berman Trust Company, N.A., which holds a national bank charter, and Neuberger Berman Trust Company of Delaware, a non-depository limited purpose trust company. Neuberger Berman, LLC is also a member of the New York Stock Exchange, Inc. (“NYSE”).

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

We believe that one of our chief competitive advantages is our dedication to disciplined asset management. We actively seek out experienced investment professionals and strategic acquisitions to expand our competitive advantage. In addition, we continually explore new ways to deliver our asset management expertise to clients through the development of innovative products and the expansion of our distribution outlets.

Our principal offices are located in New York City and we maintain a national presence in centers of concentrated wealth across the United States. As of December 31, 2002, we conducted our business from 18 offices in 16 cities.

In August 1998, Neuberger Berman Inc. was formed to be the holding company for Neuberger Berman, LLC and Neuberger Berman Management Inc., which, together with their predecessors, have conducted business since 1939 and 1970, respectively. In October 1999, we completed an initial public offering (the “IPO”) of our common stock. As of December 31, 2002, our employees, directors, and retired principals whose shares are subject to the transfer provisions of a stockholders’ agreement, held approximately 69% of our common stock.

When we use the terms “Neuberger Berman,” “we,” “us,” and “our,” we mean, prior to the IPO, Neuberger Berman, LLC, a Delaware limited liability company, and its consolidated subsidiaries, and Neuberger Berman Management Inc., a New York corporation, and their predecessors, and, after the IPO, we mean Neuberger Berman Inc., a Delaware corporation, and its consolidated subsidiaries.

When we use the term “Trust Companies,” we mean Neuberger Berman Trust Company, N.A., which holds a national bank charter, and Neuberger Berman Trust Company of Delaware, a non-depository limited purpose trust company chartered under the Delaware Banking Code; however, in certain circumstances, as the context may require, the term “Trust Companies” includes Neuberger Berman Trust Company of Florida and Neuberger Berman Trust Company, which, as the result of the consolidation of our trust business under the framework of our national trust company, were liquidated with a related transfer of certain assets to, and merged with and into Neuberger Berman Trust Company, N.A., respectively, during the third and fourth quarters of 2001.

2002 in Review

During 2002, we took important steps to diversify our product offerings and improve investment performance, while maintaining high levels of client service. We also capitalized on opportunities to broaden product distribution capabilities and grow our professional investor clearing and correspondent services business.

We believe that we are very well positioned for the future as high net worth investors and institutions, now more than ever, are seeking investment management expertise and sound, unbiased advice from professionals with a proven track record and exemplary reputation.

We significantly diversified and enhanced our investment products to address market demand. In December, we acquired substantially all the assets of LibertyView Capital Management, Inc. (“LibertyView” or “LibertyView Division”), a well-regarded alternative investment manager with approximately $1.0 billion in assets under management as of December 31, 2002. The LibertyView Division has strengthened our presence in alternative investing, which we see as an increasingly important investment option for institutions, as well as high net worth individuals. Earlier in the year we also created a Real Estate Securities Group with the hire of respected professionals and launched a new open-end mutual fund that invests in real estate securities.

Delivering performance to our clients is a top priority for Neuberger Berman, and we took aggressive action to improve investment performance in our mutual fund and institutional business. In December 2002, we brought in a highly regarded team of portfolio mangers to run our Growth Equity Group, which manages growth equity assets for all of our mutual fund and institutional distribution channels. We also reassigned portfolio management responsibility for one of our largest value-oriented mutual funds.

In September 2002, we hired a high yield bond team with a strong performance record to enhance our existing High Yield Fixed Income Group and our fixed income capabilities overall. The team converted in excess of $500 million in assets to Neuberger Berman, including both a domestic and offshore mutual fund, investment partnerships, and separate accounts for both institutional and high net worth clients.

Further diversifying our product mix, we successfully entered the closed-end fund business with the launch of three intermediate municipal bond funds and a real estate income fund, which, in the aggregate, raised over $800 million in new assets under management.

In August 2002, Jack L. Rivkin, a highly experienced securities industry manager, joined Neuberger Berman as Executive Vice President and head of research and research sales. Mr. Rivkin also sits on the Executive Management Committee and was recently named Chief Investment Officer. Mr. Rivkin’s goal at Neuberger Berman, which he has already begun to accomplish, is to expand upon the Firm’s existing equity research capability, building from our strong platform as a provider of high quality, non-conflicted research for the investment community.

We continued to pursue our strategy of enhancing our core business of high net worth asset management through the creation of a private asset management sports group, which delivers sophisticated, personalized services directly to athletes or their advisers. In addition, we continue to develop new strategic alliances with third party professional advisers. We expanded our national presence, opening a new sales office in Newport Beach, California, and increasing our nationwide group of Wealth Advisors, from 40 professionals at the end of 2001 to 43 as of December 31, 2002.

Business Segments

Our principal businesses include:

•	Private Asset Management

•	Mutual Fund and Institutional

•	Professional Securities Services

A fourth segment, “Corporate,” reflects certain corporate results that are not directly related to the day-to-day operations of our principal businesses.

We derive our revenues primarily from investment advisory and administrative fees, which are based on assets under management. Our fee revenue is supplemented by commissions and by income from our Professional Securities Services segment. We believe our business has attractive margins for several reasons:

•	68% of our pre-tax earnings in 2002 were derived from our higher-margin Private Asset Management segment;

•	a significant portion of our high net worth assets under management is held in equity accounts, which carry higher fees than fixed income accounts; and

•	we have effectively leveraged our franchise and infrastructure to enhance profitability by developing complementary businesses such as correspondent clearing, prime brokerage and global securities lending services.

Private Asset Management

Our Private Asset Management segment provides customized investment management services for high net worth individuals, families and smaller institutions, and is the cornerstone of our suite of wealth management services. Through our Private Asset Management segment, we offer clients a wide array of money management, advisory and other wealth management services. It represented 50% of net revenues after interest expense in 2002.

Assets under management in this segment were $21.6 billion as of December 31, 2002, including assets managed for clients of the Trust Companies. Net revenues after interest expense for 2002 were $299.8 million. This included $91.0 million in commission revenue, derived principally from listed equity trades executed as broker, on behalf of clients. In this segment, as of December 31, 2002, we managed over 17,000 accounts, in over 6,600 relationships with an average relationship size of $3.3 million.

Private Asset Management includes three areas:

•	Money Management

•	Advisory Services

•	Other Wealth Management Services

Money Management.    Since our founding, we have specialized in personalized money management for high net worth investors. Our mission is to provide our clients with the highest caliber investment expertise, supported by outstanding personal service. We tailor each client’s portfolio individually, based on investment objectives, planning needs, and risk tolerance. We believe this strategy is best for clients, and it also increases our ability to attract experienced, talented money managers. Our Private Asset Management money managers have, on average, more than 25 years of industry experience, and each is free to pursue his or her investment style, subject to compliance oversight. The Private Asset Management segment has enjoyed long-term client loyalty, sometimes spanning several generations.

Our money managers employ a broad spectrum of investment styles, including growth and value for equities, fixed income and international. They accommodate clients with broadly different objectives or special needs, such as investment restrictions or large holdings of stock options. As of December 31, 2002, we had 62 money managers in our Private Asset Management segment working in 27 teams.

We vigorously seek to expand our assets under management through organic growth, as well as through the opportunistic hiring of experienced money management teams (liftouts) and acquiring of established money management operations. We maintain a disciplined strategy for liftouts and acquisitions, based on certain criteria which require that liftouts and acquisitions: 1) be cash accretive to earnings; 2) be consistent with our overall strategy; and 3) involve individuals who fit the Neuberger Berman culture in terms of client focus, integrity and dedication to investment excellence. We believe that by adhering to these criteria the result is stronger, more stable growth.

In 2002, we continued to enhance the products and services we offer to our clients. We believe that offering a wide spectrum of asset management investment options along with a variety of ways to monitor account information, enhance clients’ experience with us, which helps us to retain client relationships and remain competitive with other investment advisory firms. We continue to explore and invest in products and services that support our mission of providing the highest caliber investment expertise with outstanding personal service.

Advisory Services.    We have a nationwide group of Wealth Advisors who are dedicated to selling and supporting the suite of wealth management services provided by our money managers, our Trust Companies and Executive Monetary Management, Inc. (“EMM”). Our Wealth Advisors were previously known as Client Consultants, but have been newly designated to better reflect the full breadth of services they provide to our clients. In 2002, we increased the number of our Wealth Advisors to 43 professionals, supported by 27 client service administrators, focusing on cities in which U.S. wealth is concentrated. These professionals are located in New York and regional offices in Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles, Miami, Newport Beach, Philadelphia, San Francisco, Tampa, Washington, D.C. and West Palm Beach.

Our Wealth Advisors are highly trained professionals and their average industry experience is approximately 15 years. They work closely with our clients to develop customized asset allocation, trust services, estate planning and tax planning strategies. Our Wealth Advisors also frequently work with our clients’ accountants and attorneys as part of a financial advisory team, and they cultivate relationships with these professional advisors. Our Wealth Advisors generated $1.8 billion in new assets in 2002, compared to $1.7 billion raised in 2001.

Other Wealth Management Services.    We provide comprehensive and individualized wealth planning through an integrated approach to tax planning, trust and fiduciary services, investment policy design and oversight. Working closely with our Trust Companies and EMM, our independent financial advisory subsidiary, we strive to optimize wealth retention plans through flexible and customized solutions, integrating the money management expertise of Neuberger Berman, as appropriate. We believe these strengths provide us with a unique competitive advantage by marrying wealth management services with asset management expertise. Together, with our ongoing investments in technological infrastructure, we believe we continue to strengthen our ability to attract new ultra-affluent clients, to retain existing clients’ assets across generations, and to cross-sell products and services.

Mutual Fund and Institutional

Our Mutual Fund and Institutional segment includes our family of mutual funds, institutional separate account products and wrap products sponsored by third party brokerage firms and banks, which we offer to a wide array of clients, from the smallest individual investors to the largest institutions. This segment generated net revenues after interest expense of $220.3 million, which represented 37% of our net revenues after interest expense in 2002.

Despite the very challenging market conditions of 2002, we achieved net cash inflows of $4.3 billion in our Mutual Fund and Institutional segment, including approximately $2.4 billion in new assets from the high yield bond team hired in the third quarter, the public offering of closed-end funds and the LibertyView asset acquisition. Assets under management in this segment rose to $34.5 billion as of December 31, 2002, including the LibertyView asset acquisition. The strongest performer in this segment was the Consultant Services Group, which recorded net cash inflows of $2.5 billion, more than double the $1.1 billion recorded in 2001. Mutual fund and Sub-advised Accounts had net cash inflows of $1.2 billion, including over $800 million raised in new closed-end fund products, sustaining the positive performance of the previous year. Excluding the $1.0 billion in new assets managed by the LibertyView Division, Institutional Separate Accounts experienced net cash outflows of approximately $300 million.

The mutual funds and managed portfolios in this segment cover a large range of asset types, investment styles and market capitalization ranges. Our equity mutual fund offerings cover the broad spectrum of investment styles and capitalization levels, as well as international and socially responsive products. Our fixed income products include domestic taxable and tax-exempt offerings of various duration, as well as global portfolios. We also offer balanced portfolios, real estate security portfolios and money market products. We make our mutual funds available directly to investors, without a sales load, and through third parties and sub-advisory relationships.

Mutual Fund and Institutional includes three areas:

•	Mutual Fund and Sub-advised Accounts

•	Institutional Separate Accounts (Equity, Fixed Income and Alternative Investments)

•	Consultant Services Group (Wrap accounts)

Mutual Fund and Sub-Advised Accounts.    As of December 31, 2002, we managed a total of $17.1 billion in assets in Mutual Funds and Sub-advised Accounts. We managed 30 open-end mutual funds (the “Funds”) as both adviser and sub-adviser that span the range of our investment strategies, as well as four newly established closed-end funds. We also acted as sub-adviser for 18 additional funds for non-affiliated financial services companies. Net revenues after interest expense for our Mutual Fund and Sub-advised Account business were $152.6 million in 2002, consisting primarily of investment advisory and administrative fees and commissions. In addition to advisory and sub-advisory fees, we also derive revenues from administrative and service fees for accounting services, general mutual fund administration (such as coordinating board meetings, compliance programs and prospectuses, annual and semi-annual reports) and shareholder services.

In September 2002, we launched the Neuberger Berman High Income Bond Fund, which was created through a reorganization of the Lipper High Income Bond Fund and the Neuberger Berman High Yield Bond Fund, which had both been top performing funds in their peer group.

Also in September, we entered the closed-end fund business with the launch of three intermediate municipal bond funds: Neuberger Berman Intermediate Municipal Fund Inc.; Neuberger Berman California Intermediate Municipal Fund Inc.; and Neuberger Berman New York Intermediate Municipal Fund Inc. In November, we launched the Neuberger Berman Real Estate Income Fund Inc. As of December 31, 2002, assets under management related to these closed-end fund products exceeded $800 million. We believe the closed-end mutual fund structure is an excellent vehicle to deliver selective investment strategies to a wider investor population, creating a significant new revenue opportunity for the firm.

In May 2002, we launched the Neuberger Berman Real Estate Fund, a mutual fund that seeks capital growth and current income by investing in real estate securities. We believe this strategy enhances our mutual fund product line by offering investors an asset class with attractive income potential and portfolio diversification potential.

We offer 19 of our open-end Funds directly to the public with no sales charge. These include growth, value and blend investment styles across all capitalization ranges, as well as international, socially responsive, fixed income and real estate portfolios. Assets managed in these Funds totaled approximately $8.9 billion at December 31, 2002.

We also make our open-end Funds available through mutual fund supermarkets, broker-dealers, banks and through our internet site, where mutual fund investors can access account information and buy, sell and exchange Fund shares. Fund prospectuses and applications, daily share prices and performance, as well as articles and educational materials are made available through our internet site. During 2002, we continued to foster shareholder education and acceptance of electronic delivery of certain compliance materials through ongoing marketing programs.

Strategic alliances are an increasingly important distribution channel. As of December 31, 2002, we had alliances with 105 administrators of defined contribution plans (such as 401(k), 403(b) and nonqualified deferred compensation plans). These alliances allow us, as investment adviser, and these administrators, as recordkeepers and plan participant service providers, to perform the task each of us is best suited to carry out. Defined contribution plan assets under management in our Funds were $3.5 billion at December 31, 2002.

We also have relationships with 50 insurance companies that offer variable annuity and variable life insurance products that may be invested, at the direction of policy holders, in certain of our Funds. As of December 31, 2002, our mutual fund assets under management related to these insurance products totaled $1.7 billion.

In addition, assets under management in sub-advised funds for non-affiliated financial services companies were $2.2 billion at December 31, 2002. Our continuing efforts to expand this business have been successful, and we believe we have excellent relationships with some of the leading financial services companies.

We also make available mutual fund investment advisory services through our Advisory Services business. Advisory Services offers professional portfolio management and consolidated recordkeeping services for mutual fund investors seeking to build and monitor a customized portfolio of mutual funds from well-known fund groups, including our own Funds and mutual funds managed by third parties. As of December 31, 2002, we had nine “private-label” arrangements in which financial advisory companies market our Advisory Services product under another name with Neuberger Berman as the sub-adviser.

When third parties make our products available to their clients, we generally pay the third parties for recordkeeping, sub-accounting or other services that they perform with respect to assets that are invested, either directly or indirectly, in the Funds.

Institutional Separate Accounts (Equity, Fixed Income and Alternative Investments).    As of December 31, 2002, we managed $11.7 billion of institutional separate account assets, including $1.0 billion in assets invested in LibertyView’s alternative investment products. Excluding the LibertyView assets, this segment showed net cash outflows in 2002. Net revenues after interest expense for the institutional separate account business were $53.6 million in 2002, consisting primarily of investment advisory fees and commissions.

Our equity separate accounts include domestic equity portfolios across the capitalization spectrum, as well as international, global, emerging markets and socially responsive equity portfolios. With the creation of the Real Estate Group, during 2002 we diversified our product offerings to include real estate security portfolios. Our fixed income separate account strategies include cash management, limited and intermediate maturity, total return, municipal, high yield and international. As bond managers, we are value-oriented and use sector rotation and security selection to earn incremental yield. We use active duration management and volatility analysis to control risk, and, depending on market conditions, to protect principal or add capital appreciation. In addition, we manage balanced portfolios for several of our clients. As of December 31, 2002, we serviced approximately 240 client relationships including defined benefit and defined contribution plans for corporations and municipalities, Taft-Hartley plans, insurance companies, endowments and foundations, and hospital and health care organizations.

The year-end acquisition of substantially all of the assets of LibertyView brings significant new capabilities in the alternative investment arena to Neuberger Berman. LibertyView has a 10-year history, primarily serving institutional clients worldwide. All of the LibertyView Division’s key trading, marketing, risk management and administration professionals have joined Neuberger Berman and will remain in their current offices in Hoboken, New Jersey.

The LibertyView Division manages seven master funds. Their investment products include both multi-strategy and single strategy funds that focus on achieving market neutral returns utilizing equity, credit, volatility and mortgage-backed arbitrage trading strategies. The LibertyView Division takes a conservative approach to alternative investment management, maintaining hedged portfolios with minimal directional exposure; a conservative risk/return profile; a cautious use of leverage; strict adherence to defined risk limits; and portfolio transparency to investors.

Consultant Services Group (Wrap Accounts).    Our assets under management in wrap accounts continued to show strong growth during 2002. Through our participation in 14 wrap account programs sponsored by third party banks and brokerage firms, our assets under management rose from $3.0 billion at December 31, 2001 to $5.7 billion at December 31, 2002. We attribute this growth to a combination of strong product performance, excellent customer support, and the continued popularity of this product with investors and financial intermediaries. Wrap account programs, which are designed to meet the needs of individuals and smaller institutions, offer comprehensive investment management services under a single fee structure covering all charges, including investment management, brokerage, custody, recordkeeping and reporting. Net revenues after interest expense for the wrap account business were $14.1 million in 2002, consisting primarily of investment advisory fees.

We have relationships with several of the largest sponsors of wrap account programs. Through these programs, we provide portfolio management in a variety of investment styles, including value, growth, blend, socially responsible and international equities across the capitalization spectrum, as well as taxable and tax-exempt fixed income, and balanced portfolios. We believe the financial intermediaries who sponsor wrap account programs will continue to grow in importance as a distribution channel for our money management expertise. We intend to continue to seek new relationships, as well as to increase the variety of investment styles that we offer through this channel. In addition to their separate account wrap programs, some of the sponsors also offer mutual fund wrap programs in which we participate.

Professional Securities Services

Our Professional Securities Services segment leverages our asset management infrastructure to provide services to the professional investment community.

Clients of our Professional Securities Service segment call upon us for trade execution, clearing, custody, margin financing, portfolio reporting and trust services. We provide our research to more than 200 outside investment managers. Because these services are based upon the capabilities and resources developed for our asset management businesses, we generally can provide these services at a modest incremental cost. Commissions, clearance fees and net interest income provide a significant portion of this segment’s revenues. Net revenues after interest expense were $86.1 million in 2002.

Professional Securities Services includes four areas:

•	Professional Investor Clearing Services

•	Wealth Management Services

•	Research Sales

•	Other Activities

Professional Investor Clearing Services.    As of December 31, 2002, we provided prime brokerage services to 56 private investment partnerships, registered investment advisers and family offices. We provided correspondent clearing services to 27 introducing brokers. These services include trade execution, custody, clearance and settlement, margin financing and the borrowing of securities to meet short sale obligations, and portfolio reporting. In some instances, we provide our clients with the use of a fully equipped office facility. A dedicated sales team markets these services directly and through advertising in trade publications. We also seek to cross-sell our other services to these clients, including research sales and trust and custody services. Net revenues after interest expense were $42.3 million in 2002, consisting primarily of commissions, clearance fees and net interest income.

Wealth Management Services.    We provide financial advice independent of our other business segments, through our Trust Companies and EMM. The services offered to high net worth individuals, wealthy families, foundations, endowments, institutions and family offices include:

•	Estate and Gift Tax Planning

•	Trust Administration, Agency and Custody Services

•	Investment Policy Design, Manager Selection and Oversight

•	Executor Services

•	Charitable Gift Planning and Administration

•	Retirement Plan and IRA Administration

The professionals of our Trust Companies work closely with high net worth individuals and families and their advisors to customize and implement plans designed with an integrated approach to investment management and estate and tax planning and administration, with the goal of providing continuity and consistency of performance over time. In addition, our Trust Companies provide personal fiduciary, administrative, trustee and executor services.

Additional services offered to business owners include employee benefit plan and employee stock ownership plan (“ESOP”) design, management and administrative services. We also furnish investment and administrative services for charities’ planned giving programs. Clients can also benefit from our Trust Companies’ ability to deliver multi-manager custody services, consolidated performance reporting and risk management oversight.

Enhancing our comprehensive wealth management capabilities, EMM acts as an independent counselor to ultra-affluent clients to assist them in preserving and enhancing their financial position. Among its personal and professional management services, EMM provides: comprehensive tax planning and administration; estate, trust and gift planning strategies; family office management; contract structuring and analysis; and insurance planning. As do our Trust Companies, EMM provides independent investment advisory services, which include: asset allocation; objective investment manager selection among a wide array of asset managers, which may include Neuberger Berman; and performance monitoring.

We believe that the sophisticated wealth management advisory expertise provided by EMM and our Trust Companies enhances our ability to attract new clients with substantial assets, retain existing clients’ assets, and cross-sell Neuberger Berman’s products and services. Net revenues after interest expense provided by our Wealth Management Services were $8.3 million in 2002, consisting primarily of investment advisory fees.

Research Sales.    Our centralized research department regularly prepares and updates research reports for our Private Asset Management and Mutual Fund and Institutional businesses. As an independent asset manager, the primary goal of our research capability is to advance the creative sharing of ideas among our portfolio managers. As of December 31, 2002, 12 sales professionals in the research sales group also made these research reports available to more than 200 third-party investment managers. If these third-party managers decide to buy or sell securities based on this research, they usually place their trades through us, although they have no obligation to do so. As of December 31, 2002, the research sales group also included eight traders who execute these brokerage transactions. Research Sales net revenues after interest expense were $22.2 million for the year ended December 31, 2002, consisting primarily of commissions.

During 2002, we launched a growth initiative for our research sales business. We believe that the bear market environment of the past three years and the highly publicized exposure of conflicts of interest at some large Wall Street research departments have created strong demand for high quality research unconflicted by investment banking advisory services. We believe that we have the foundation and management team in place to meet this demand and significantly expand our research sales business.

Other Activities.    Professional Securities Services also includes global securities lending, custody and recordkeeping services and treasury management. We provide custody and recordkeeping services to clients of our Trust Companies. We also generate net interest income by managing cash available as a result of our broker-dealer activities. Until this year, we acted as market maker for certain securities listed on the Nasdaq National Market System. In the fourth quarter of 2002, we made the decision to eliminate all Nasdaq principal trading activities due to the structural changes in that market which we believe have permanently reduced profitability potential. Net revenues after interest expense were $13.3 million for the year ended December 31, 2002. These net revenues consist primarily of net interest income.

Investment Process and Research

Our portfolio managers generally base their decisions on fundamental research using their knowledge and experience about the investment merits of industry groups and specific companies. Our centralized research department supports all of our investment professionals. Organized primarily by industry, our securities analysts are responsible for understanding developments within the companies and industries they follow. To do this, they meet with senior management of companies they follow and interview customers and competitors of those companies. In some cases, they employ specialized consultants and develop earnings and cash flow estimates. As of December 31, 2002, our research department was comprised of 20 analysts, supported by 12 associate analysts. They actively follow approximately 180 companies.

In addition to our centralized research department, many of our investment groups employ dedicated analysts who focus on securities of particular interest to their specific investment approach. Their research is augmented by an established program of on-site visits between our portfolio managers and analysts and the senior management teams of corporations. Hundreds of such meetings occurred in 2002. They provide the portfolio managers and analysts with valuable insight and perspective into a company’s business, management strategy and financial prospects. We believe that our long-standing dedication to unbiased, fundamental research that is not conflicted by investment banking advisory services distinguishes us from many of our competitors. Ultimately, each money manager is responsible for stock selection, tax sensitivity and the timing of purchases and sales of securities. This permits the manager to adhere to his or her investment style and to respond quickly to market opportunities or risks. This flexibility allows our money managers to do what they believe is best for our clients, without the administrative delays of a system where an investment committee dictates security selection.

Technology

Technology is a key element of our mission to provide excellent investment performance and customer service. We continue to make prudent investments in technology in order to enhance our clients’ experience; to provide our money managers with state of the art tools; and to continue to achieve operating cost savings.

In 2002, we enhanced our website to provide our clients with the ability to view their account information at their convenience. We expanded our electronic capability for delivery of important client communications, including account statements, trade confirmations and compliance materials, which should result in a reduction in certain of our operating costs.

Additionally, we implemented several major technology initiatives for our money management and trading groups, including enhanced fixed income analytics, additional performance analysis tools, and advanced trading systems, all designed to maintain a flexible and robust technology platform.

Competition

We face substantial competition in every aspect of our business. Factors affecting our business include brand recognition, business reputation, investment performance, quality of service and the continuity of both client relationships and assets under management. Fee competition also affects the business, as do commissions, compensation, administration and/or other expenses paid to intermediaries.

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

We also face intense competition in attracting and retaining qualified employees. The ability to continue to compete effectively in our businesses depends in part on our ability to compete effectively in the labor market. As part of our strategy to retain the best staff, in connection with the IPO, each employee who did not own shares of our common stock received a restricted stock grant. Additionally, we offer competitive compensation, a wide range of benefits and two stock-based incentive plans that allow employees to buy restricted stock at discounted prices.

Regulation

Our business and the securities industry in general are subject to extensive regulation in the United States at both the federal and state level, as well as by self-regulatory organizations. The financial services industry is one of the nation’s most extensively regulated industries. The Securities and Exchange Commission (“SEC”) is responsible for enforcing the federal securities laws and serves as a supervisory body for all federally registered investment advisers, as well as for national securities exchanges and associations. Our subsidiaries, Neuberger Berman, LLC and Neuberger Berman Management Inc., are registered investment advisers and broker-dealers. The regulation of broker-dealers has, to a large extent, been delegated by the federal securities laws to self-regulatory organizations. These self-regulatory organizations include all the national securities and commodities exchanges and the National Association of Securities Dealers (“NASD”). Subject to approval by the SEC and the Commodity Futures Trading Commission (“CFTC”), the self-regulatory organizations (“SRO’s”) adopt rules that govern the industry. The SRO’s regularly conduct periodic examinations of the operations of Neuberger Berman, LLC and Neuberger Berman Management Inc. The NYSE and the NASD are the respective designated SRO’s for Neuberger Berman, LLC and Neuberger Berman Management Inc. In addition, these subsidiaries are subject to regulation under the laws of the fifty states, the District of Columbia and certain foreign countries in which they are registered to conduct securities, investment advisory or commodities businesses.

Neuberger Berman, LLC, Neuberger Berman Management Inc. and certain of our subsidiaries, are registered as investment advisers with the SEC. As registered investment advisers, each is subject to the requirements and regulations of the Investment Advisers Act of 1940. Such requirements relate to, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and advisory clients, as well as general anti-fraud prohibitions. Moreover, Neuberger Berman, LLC and Neuberger Berman Management Inc. and the Funds are subject to the Investment Company Act of 1940 rules and regulations. The Investment Company Act of 1940 regulates the relationship between a mutual fund and its investment adviser and prohibits or severely restricts principal transactions and joint transactions.

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

Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales practices, market making and trading among broker-dealers, use and safekeeping of clients’ funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees. Violation of applicable regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines and the suspension or expulsion of a firm, its officers or employees.

Our registered broker-dealer subsidiaries are each subject to certain net capital requirements under the Securities Exchange Act of 1934. The net capital requirements, which specify minimum net capital levels for registered broker-dealers, are designed to measure the financial soundness and liquidity of broker-dealers. Neuberger Berman, LLC and Neuberger Berman Management Inc. are also subject to “Risk Assessment Rules” imposed by the SEC which require, among other things, that certain broker-dealers maintain and preserve certain information, describe risk management policies and procedures and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have material impact on the financial and operational condition of broker-dealers.

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

The USA Patriot Act of 2001 (the “Act”), enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Through these and other provisions, the Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain some similar provisions. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, requires the implementation and maintenance of internal practices, procedures and controls which may subject us to liability.

Recent financial scandals have led to insecurity and uncertainty in the financial markets and contributed to declines in capital markets during 2002. In response to these scandals, the Sarbanes-Oxley Act of 2002 and the rules and rule proposals (if adopted) of the SEC, the NYSE and Nasdaq necessitate significant changes to corporate governance and public disclosure. These provisions generally apply to companies with securities listed on U.S. securities exchanges, and some provisions apply to non-U.S. issuers with securities traded on U.S. securities exchanges.

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

Client Protection and Insurance

Neuberger Berman, LLC is a member of the Securities Investor Protection Corporation (“SIPC”). Clients of Neuberger Berman, LLC are protected by SIPC against some losses. SIPC provides protection against lost, stolen or missing securities (except loss in value due to a rise or fall in market prices) for clients in the event of the failure of the broker-dealer. Accounts are protected up to $500,000 per client with a limit of $100,000 for cash balances. In addition to being a member of SIPC, Neuberger Berman, LLC carries excess SIPC protection which increases each client’s protection up to $100 million for securities held in their accounts. This additional $99.5 million applies only to clients protected by SIPC, and like SIPC, it does not apply to loss in value due to a rise or fall in market prices.

Net Capital Requirements

As registered broker-dealers and members of the NYSE and NASD, Neuberger Berman, LLC and Neuberger Berman Management Inc. are subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Rule”). The Rule specifies the minimum level of net capital a broker-dealer must maintain and also requires that part of its assets be kept in relatively liquid form. Neuberger Berman, LLC is also subject to the net capital requirements of various securities and other self-regulatory organizations.

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

As of December 31, 2002, Neuberger Berman, LLC was required to maintain minimum net capital of $18.5 million and had total excess net capital of $231.6 million. As of December 31, 2002, Neuberger Berman Management Inc. was required to maintain minimum net capital of $250,000 and had total excess net capital of $7.1 million.

Intellectual Property

We regard our name as material to our business, and the name “Neuberger Berman” is a trademark registered with the U.S. Patent and Trademark Office. We also currently hold trademark registrations relating to the Funds.

Employees

As of December 31, 2002, we employed 1,247 people. None of our personnel are covered by a collective bargaining agreement. We consider our relations with our personnel to be satisfactory.

Other Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports required to comply with federal securities laws. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

We maintain an internet site (http://www.nb.com). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act can be accessed in the “Investor Relations/Financial Filings and Reports” section of our internet site. These reports are available on our site free of charge as soon as reasonably practicable after such reports are filed with or furnished to the SEC.

Item 2.—PROPERTIES

Our executive office is located in leased office space at 605 Third Avenue, New York, New York. We also lease premises at 55 Water Street, New York, New York for our securities clearing operation, at 220 East 42nd Street, New York, New York for the operations of EMM and certain of our Professional Investor Clearing Services clients, and at 600 Third Avenue, New York, New York for use by certain of our Professional Investor Clearing Services clients. Our Growth Equity Group and the Fasciano group operate in office space leased in Chicago, Illinois. In addition, as of December 31, 2002, we have leased premises primarily for use as regional sales offices in Atlanta, Georgia; Boston, Massachusetts; Los Angeles, Newport Beach and San Francisco, California; Dallas and Houston, Texas; Columbia, Maryland; Philadelphia, Pennsylvania; Miami, Tampa and West Palm Beach, Florida; and Washington, D.C. Neuberger Berman Trust Company of Delaware leases office space in Wilmington, Delaware. We do not own any real property.

Item 3.—LEGAL PROCEEDINGS

We are involved in legal proceedings concerning matters arising in connection with the conduct of our business. Such proceedings generally include actions arising out of our activities as an investment adviser and actions in connection with the provision of clearing services. Although there can be no assurances as to the ultimate outcome, we generally have denied, or believe we have a meritorious defense and will deny, liability in cases pending against us and intend to defend vigorously each such case. Based on information currently available, advice of counsel, available insurance coverage and established reserves, we believe that the eventual outcome of the actions against us, will not, in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders.

PART II

Item 5.—MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

        MATTERS

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices per share of our common stock (“NEU”), as reported by the NYSE:

Year	High	Low
2000
First Quarter	$19.250	$15.917
Second Quarter	$31.667	$18.333
Third Quarter	$42.250	$29.959
Fourth Quarter	$56.000	$38.583
2001
First Quarter	$55.207	$40.247
Second Quarter	$55.347	$38.027
Third Quarter	$46.667	$31.850
Fourth Quarter	$44.720	$33.350
2002
First Quarter	$47.670	$40.740
Second Quarter	$48.410	$36.400
Third Quarter	$36.050	$26.420
Fourth Quarter	$34.630	$23.080

As of February 28, 2003, the closing sales price per share for our common stock was $26.64. There were approximately 100 stockholders of record of our common stock at February 28, 2003. We estimate that as of February 28, 2003, there were approximately 71,000 beneficial stockholders whose shares were held in street name.

Dividends of $0.067 per share of our common stock were declared on April 13, 2000, July 18, 2000, October 17, 2000, January 18, 2001 and April 18, 2001. On July 23, 2001, the Board of Directors of Neuberger Berman Inc. (the “Board”) declared a three-for-two split in our common stock in the form of a 50% stock dividend. The Board also approved an increase in the quarterly cash dividend to $0.075 per share on a post-split basis, reflecting a 12 1/2% increase in the cash dividend. Dividends of $0.075 per share of our common stock were declared on July 23, 2001, October 22, 2001, January 28, 2002, April 22, 2002, July 23, 2002 and October 21, 2002. The holders of our common stock share proportionately on a per share basis in all dividends declared by our Board.

The declaration of dividends by Neuberger Berman Inc. is subject to the discretion of our Board. Our Board will take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our Board may deem relevant. See “Business—Net Capital Requirements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of certain limitations on our receipt of funds from our regulated subsidiaries.

To the extent that assets are used to meet minimum net capital requirements of Neuberger Berman, LLC and Neuberger Berman Management Inc. under the Rule, they are not available for distribution to stockholders as dividends. See “Business—Net Capital Requirements.” In addition, the debt covenants related to Neuberger Berman, LLC’s outstanding $35 million subordinated note and $100 million committed line of credit include certain covenants that limit the percentage by which the aggregate unpaid principal amount of subordinated liabilities may exceed total regulatory capital and impose a dollar amount below which total ownership capital cannot fall. These covenants may further restrict our ability to pay dividends to stockholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our Board has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including the issuance of shares to employees under certain of our employee stock purchase plans. Since the inception of our common stock repurchase program, we have repurchased 7,328,542 shares of common stock, including 2,400,900 shares which were repurchased from a limited number of former principals in a transaction that followed our secondary offering in July of 2001, for $267.1 million. We used cash flows from operations and the proceeds from our debt offering to fund the repurchases of these shares. As of December 31, 2002, an authorization to repurchase shares with a value of $57.9 million remains outstanding.

Item 6.—SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for each of our five years ended December 31, should be read in conjunction with the respective consolidated financial statements and related notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as applicable. Per share data has been retroactively adjusted to reflect a three-for-two stock split in our common stock effective August 16, 2001.

	As Of and For The Years Ended December 31,
	2002	2001	2000	1999	1998
Operating Data (in thousands):
Net revenues after interest expense	$603,358	$613,282	$616,347	$572,912	$582,134

Net income before taxes	$207,829	$229,059	$246,921	$123,372	$294,457
Tax (benefit) expense	88,701	96,391	96,565	(12,195)	9,506

Net income	$119,128	$132,668	$150,356	$135,567	$284,951

Per Share Data:
Net income per share—Basic	$1.71	$1.85	$2.04	$2.04	$4.45
Net income per share—Diluted	1.69	1.82	2.02	2.04	4.45
Cash dividends declared	0.30	0.28	0.20	0.07	—
Cash dividends paid	0.30	0.28	0.27	—	—
Book value per share—Basic	5.28	4.64	4.78	3.34	1.71
Book value per share—Diluted (1)	6.15	6.11	6.34	3.34	1.71

Balance Sheet Data (in thousands):
Total assets	$4,105,240	$4,382,487	$4,421,763	$3,847,608	$3,829,435
Debt	179,917	186,420	35,000	35,000	50,000
Principals’ capital and stockholders’ equity	369,219	326,390	350,139	248,802	109,199

Assets Under Management (in millions)	$56,087	$59,048	$55,486	$54,399	$55,587

Note 1: Assumes	exercise of stock options that have intrinsic value as well as vesting of restricted stock awards, including associated tax benefits.

Item 7.—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth on the following pages is management’s discussion and analysis of the results of operations for the years ended December 31, 2002, 2001 and 2000. Such information should be read in conjunction with our Consolidated Financial Statements together with the Notes to the Consolidated Financial Statements. Per share data has been retroactively adjusted to reflect a three-for-two stock split in our common stock effective August 16, 2001.

Forward Looking Statements

Our disclosure and analysis in this report and in documents that are incorporated by reference contain some forward looking statements. Forward looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. We use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results. Although we believe that our expectations and beliefs are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that our actual results will not differ materially from our expectations or beliefs. Some of the factors that could cause our actual results to differ from our expectations or beliefs include, without limitation, the adverse effect from a decline in the securities markets or if our products’ performance declines, a general downturn in the economy, changes in government policy or regulation, our inability to attract or retain key employees and unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations. These statements are provided as permitted by the Private Litigation Reform Act of 1995. We undertake no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

When we use the terms “Neuberger Berman,” “we,” “us,” and “our,” we mean, prior to the IPO, Neuberger Berman, LLC, a Delaware limited liability company, and its consolidated subsidiaries, and Neuberger Berman Management Inc., a New York corporation, and their predecessors, and, after the IPO, we mean Neuberger Berman Inc., a Delaware corporation, and its consolidated subsidiaries.

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

Business Environment

The financial markets in 2002 continued to be turbulent, with the stock market in the third year of a severe bear market, while bonds showed strong performance as investors sought a safe haven. The Standard & Poor’s 500 Index dropped 23.4%, its third negative annual return in a row. Virtually every major equity index also dropped: the Dow Jones Industrial Average declined 16.8%; the Nasdaq Composite Index fell 31.5%; and international stocks, as represented by the MSCI EAFE Index, dropped 17.5%.

In contrast to 2000 and 2001, when losses were largely concentrated in technology and telecommunications stocks, the 2002 stock market decline was widespread, with every major market sector losing value. On a fundamental level, the economy grew, but corporate earnings were unimpressive and companies were reluctant to invest in capital improvements—in spite of record-low interest rates and continued strong spending by U.S. consumers. The year was also marked by an unprecedented stream of corporate scandals that undermined investor confidence and raised fundamental questions about the reliability of earnings reports. Threats of terrorism and war further weighed on the markets. In the second and third quarters, as geopolitical developments worsened and corporate earnings did not strengthen as many investors had expected, the stock markets plunged, rebounding slightly in the fourth quarter, but not enough to reverse the year’s overall decline.

The fixed income markets continued to benefit from investors’ “flight to safety.” The Lehman Aggregate index—measuring a broad cross section of fixed income securities—posted a 10.3% gain in 2002, on the heels of two strong previous years. As buyers moved into high-quality sectors and issues, long-duration, non-callable U.S. Treasury securities generated the highest returns of the various fixed income asset classes. U.S. Government Agency securities also exhibited strength. Toward the latter part of 2002, fixed income securities with greater exposure to credit risk began to outperform Treasuries as investors sought securities with the potential to provide higher returns as economic growth recovers.

The business environment in 2002 was very difficult for the securities industry. Equity assets under management dropped in value, leading to lower management fees. Profit margins were diminished as investors sought refuge in Treasury securities or cash-like instruments, which are low-margin businesses for securities firms. However, we remain optimistic that a combination of factors is creating the foundation for a more favorable environment for the securities industry. These include strong fiscal stimulus, monetary growth, and increasingly reasonable equity valuations. Further, the Bush Administration has proposed sweeping tax reforms that would provide strong incentives for increased investing by the U.S. public. We believe these proposals, even if partially implemented, will be favorable for the investment management industry as investors seek advice to take full advantage of the new laws. We are confident that our diversified family of investment products and services, and our reputation for providing sound, unbiased advice, keep us in a strong position to weather the turbulent markets.

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

Results of Operations

Our principal business segments include Private Asset Management, Mutual Fund and Institutional and Professional Securities Services. Each of our business segments represents a grouping of financial activities and products with similar characteristics. Our Private Asset Management segment provides customized investment management services for high net worth individuals, families and smaller institutions through money management, advisory services and trust services. The investment advisory and administrative services that we provide through our Mutual Fund and Institutional segment include: the management of the Neuberger Berman family of mutual funds, investment management of institutional separate account products and wrap products sponsored by third party brokerage firms and banks. Our Professional Securities Services segment provides trade execution, clearing, custody, margin financing, portfolio reporting and trust services through professional investor clearing services, wealth management services, research sales and other activities, including market making, global securities lending, custody and recordkeeping services and treasury management. In the fourth quarter of 2002, we made the decision to eliminate all Nasdaq principal trading activities due to the structural changes in that market which we believe have permanently reduced profitability potential. A fourth segment, Corporate, reflects certain corporate results that are not directly related to the day-to-day operations of our principal businesses. These include results from investments in our mutual funds, corporate marketing expense, interest on long-term debt and goodwill amortization. The following tables of selected financial data present our business segments in a manner consistent with the way that we manage our businesses.

RESULTS OF OPERATIONS

(in thousands)

For The Year Ended December 31, 2002	Private Asset Management	Mutual Fund and Institutional	Professional Securities Services	Corporate	Total
Net revenues (loss) after interest expense	$299,757	$220,330	$86,123	$(2,852)	$603,358
Operating expenses	159,051	137,558	77,201	21,719	395,529

Net income (loss) before taxes	$140,706	$82,772	$8,922	$(24,571)	$207,829

For The Year Ended December 31, 2001	Private Asset Management	Mutual Fund and Institutional	Professional Securities Services	Corporate	Total
Net revenues (loss) after interest expense	$295,738	$223,700	$98,925	$(5,081)	$613,282
Operating expenses	154,069	140,641	71,833	17,680	384,223

Net income (loss) before taxes	$141,669	$83,059	$27,092	$(22,761)	$229,059

For The Year Ended December 31, 2000	Private Asset Management	Mutual Fund and Institutional	Professional Securities Services	Corporate	Total
Net revenues (loss) after interest expense	$290,746	$224,064	$104,981	$(3,444)	$616,347
Operating expenses	144,034	147,455	63,523	14,414	369,426

Net income (loss) before taxes	$146,712	$76,609	$41,458	$(17,858)	$246,921

ASSETS UNDER MANAGEMENT

(in millions)

	As Of and For The Years Ended
	December 31, 2002	December 31, 2001	December 31, 2000
PRIVATE ASSET MANAGEMENT
Assets under management, beginning of year	$25,004	$22,510	$21,539

Net additions	92	2,734	1,154
Market depreciation	(3,536)	(240)	(183)

Total increase (decrease)	(3,444)	2,494	971

Assets under management, end of year (1)	$21,560	$25,004	$22,510

Equity component of assets under management	66%	76%	77%

MUTUAL FUND & INSTITUTIONAL
Equity Separate Accounts
Assets under management, beginning of year	$6,290	$6,402	$6,458

Net additions (withdrawals)	650	(45)	(494)
Market appreciation (depreciation)	(1,033)	(67)	438

Total decrease	(383)	(112)	(56)

Assets under management, end of year (1)	$5,907	$6,290	$6,402

Fixed Income Separate Accounts
Assets under management, beginning of year	$5,229	$5,298	$5,924

Net additions (withdrawals)	50	(382)	(1,084)
Market appreciation	491	313	458

Total increase (decrease)	541	(69)	(626)

Assets under management, end of year	$5,770	$5,229	$5,298

Consultant Services Group
Assets under management, beginning of year	$3,037	$1,796	$1,839

Net additions (withdrawals)	2,478	1,147	(158)
Market appreciation	224	94	115

Total increase (decrease)	2,702	1,241	(43)

Assets under management, end of year	$5,739	$3,037	$1,796

Mutual Fund and Sub-Advised Accounts
Assets under management, beginning of year	$19,488	$19,480	$18,639

Net additions	1,153	1,094	546
Market appreciation (depreciation)	(3,530)	(1,086)	295

Total increase (decrease)	(2,377)	8	841

Assets under management, end of year (2)	$17,111	$19,488	$19,480

Sub-Total Mutual Fund & Institutional
Assets under management, beginning of year	$34,044	$32,976	$32,860

Net additions (withdrawals)	4,331	1,814	(1,190)
Market appreciation (depreciation)	(3,848)	(746)	1,306

Total increase	483	1,068	116

Assets under management, end of year	$34,527	$34,044	$32,976

Equity component of assets under management	51%	67%	71%

TOTAL
Assets under management, beginning of year	$59,048	$55,486	$54,399

Net additions (withdrawals)	4,423	4,548	(36)
Market appreciation (depreciation)	(7,384)	(986)	1,123

Total increase (decrease)	(2,961)	3,562	1,087

Assets under management, end of year	$56,087	$59,048	$55,486

Equity component of assets under management	57%	71%	73%

Note 1: As	of December 31, 2002, Private Asset Management and Equity Separate Accounts included assets of $60 and $1,003, respectively, invested in our alternative investment products. As of December 31, 2001, Private Asset Management included assets of $49 invested in our alternative investment products.
Note 2: As	of December 31, 2002, 2001 and 2000, Mutual Fund and Sub-Advised Accounts included $155, $121 and $88, respectively, of client assets invested in the Fund Advisory Service wrap mutual fund program with third party funds.

2002 Compared with 2001

We reported net income before taxes of $207.8 million for the year ended December 31, 2002, representing a decrease of $21.2 million or 9.3%, compared to $229.1 million for the year ended December 31, 2001. Our net revenues after interest expense were $603.4 million for the year ended December 31, 2002, a decrease of $9.9 million or 1.6%, compared to $613.3 million for the same period in 2001. Our results for 2002 reflect an increase in net revenues after interest expense in our Private Asset Management segment and a smaller net loss after interest expense in our Corporate segment, which were more than offset by decreases in net revenues after interest expense in our Mutual Fund and Institutional and Professional Securities Services segments. Assets under management decreased to $56.1 billion at December 31, 2002, down $3.0 billion or 5.0% when compared to $59.0 billion at December 31, 2001. Net asset additions during 2002 in Private Asset Management and Mutual Fund and Institutional of $0.1 billion and $4.3 billion, respectively, were more than offset, in the aggregate, by market depreciation in Private Asset Management and Mutual Fund and Institutional of $3.5 billion and $3.8 billion, respectively.

Private Asset Management.    Our net revenues after interest expense increased 1.4% to $299.8 million for 2002, from $295.7 million for 2001. Our investment advisory fees increased 1.3% to $204.5 million for 2002, from $202.0 million for 2001, primarily due to increases in average quarterly billable assets under management from $22.8 billion in 2001 to $23.8 billion in 2002. Assets under management in this segment were $21.6 billion at December 31, 2002, down 13.8% from $25.0 billion at the end of the year 2001. As a result, we expect our investment advisory fees, which are based on the previous quarter’s ending asset levels, to decrease in the first quarter of 2003. Our commissions increased 3.1% to $91.0 million for 2002, from $88.2 million for 2001, resulting from an increase in commission generating share transactions. Our net interest income decreased 36.2% to $3.1 million for 2002, from $4.8 million for 2001, due to a combination of lower average balances related to client financing and narrow interest spreads resulting from the decrease in absolute interest rates.

Mutual Fund and Institutional.    Our net revenues after interest expense decreased 1.5% to $220.3 million for 2002, from $223.7 million for 2001. Our investment advisory and administrative fees decreased 0.2% to $205.5 million for 2002, from $205.9 million for 2001, due primarily to decreases in fees resulting from lower asset levels in our institutional equity separate account and mutual fund businesses, partially offset by an increase in fees due to higher asset levels in our wrap business. At December 31, 2002, we acquired substantially all the assets of LibertyView Capital Management, Inc., an alternative investment manager with approximately $1.0 billion in assets under management. The advisory agreements provide for the payment of a management fee and, to the extent investment results exceed stated benchmarks, the payment of an incentive fee. As a result, we expect our advisory fees to increase in 2003. Our commissions decreased 16.8% to $14.7 million for 2002, from $17.7 million for 2001, as a result of a greater proportion of transactions being executed at lower prices. In addition, during the fourth quarter, the commission rate received from our mutual funds was reduced. Therefore, we expect our commissions to be lower during 2003.

Professional Securities Services.    Our net revenues after interest expense decreased 12.9% to $86.1 million for 2002, from $98.9 million for 2001. Our investment advisory fees increased 38.7% to $7.9 million for 2002, from $5.7 million for 2001, due primarily to an increase in fees from our wealth management services. Our commissions increased 1.9% to $39.5 million for 2002, from $38.8 million for 2001, primarily as a result of an increase in commission generating share transactions in our prime brokerage business. Our net gain resulting from principal transactions decreased 60.9% to $1.5 million in 2002, from $3.9 million in 2001, primarily due to a continued decline in our market making activity related to a combination of the drop in the Nasdaq market and the narrowing of transaction spreads that have resulted from the decimalization program. In the fourth quarter of 2002, we made the decision to eliminate all Nasdaq principal trading activities due to the structural changes in that market which we believe have permanently reduced profitability potential. Our net interest income decreased

40.9% to $20.0 million in 2002, from $33.8 million in 2001, primarily due to lower average balances related to client financing and narrow interest spreads resulting from the decrease in absolute rates, which also negatively impacted our global securities lending activities. This was partially offset by a reduction in interest expense due to lower bank loan requirements. Our clearance fees decreased 3.0% to $13.0 million in 2002, from $13.5 million in 2001, as a result of decreased transaction volume in our clearing business. Our other income increased 26.4% to $4.1 million in 2002, from $3.3 million in 2001, primarily as a result of an increase in our syndicate activity.

Corporate.    Our net loss after interest expense decreased to $2.9 million in 2002, from $5.1 million in 2001, primarily as a result of an increase in value of our investment in our funds.

Operating Expenses.    Our total operating expenses were $395.5 million in 2002, an increase of $11.3 million or 2.9% when compared to $384.2 million in 2001. Employee compensation and benefits decreased to $248.5 million in 2002, a decrease of $4.8 million or 1.9% when compared to $253.4 million in 2001. This was primarily due to decreases in both incentive and production compensation, partially offset by increases in salaries, largely related to acquisitions and the addition of investment management teams, severance and amortization of unearned compensation related to restricted stock awards and deferred compensation plans. Our information technology costs increased to $25.0 million in 2002, an increase of $2.5 million or 11.3% when compared to $22.5 million in 2001, primarily attributable to increases associated with communication and market data systems due to expansion coupled with an increase in software and maintenance expenses. Our rent and occupancy costs increased to $22.8 million in 2002, an increase of $2.0 million or 9.5% when compared to $20.8 million in 2001, primarily due to additional costs associated with expansion in our New York locations. Our brokerage, clearing, and exchange fees increased to $12.9 million in 2002, an increase of $0.9 million or 7.3% when compared to $12.0 million in 2001, primarily due to increases in exchange fees resulting from a higher proportion of orders with smaller share amounts coupled with an increase in orders executed by external brokers. Our advertising and sales promotion expenses decreased to $8.5 million in 2002, a decrease of $0.8 million or 9.0% when compared to $9.4 million in 2001, primarily due to reduced expenditures on media advertising and print campaigns. Our distribution and fund administration expenses increased to $23.4 million in 2002, an increase of $3.9 million or 20.3% when compared to $19.4 million in 2001, primarily due to increases in several distribution relationships coupled with an increase in average mutual fund assets in certain of our mutual fund classes. Our professional fees increased to $14.3 million in 2002, an increase of $3.4 million or 30.9% when compared to $10.9 million in 2001, primarily due to an increase in legal fees as well as an increase in professional services largely related to start-up costs incurred in connection with our three closed-end intermediate municipal bond funds and our closed-end real estate income fund. Depreciation and amortization increased to $15.3 million in 2002, an increase of $2.2 million or 16.8% when compared to $13.1 million in 2001, primarily due to amortization of new leasehold improvements and depreciation resulting from technology related expenditures, partially offset by the elimination of goodwill amortization in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”). Our other expenses increased to $24.8 million in 2002, an increase of $2.1 million or 9.0% when compared to $22.7 million in 2001, primarily due to an increase in various insurance premiums as well as costs incurred in connection with the start-up of our closed-end funds.

Taxes.    Our taxes decreased to $88.7 million for 2002, down $7.7 million or 8.0% from $96.4 million in the same period for 2001, due to lower net income before taxes, partially offset by a slightly higher effective tax rate. The increase in the effective tax rate is attributable to a lower level of investment income, primarily due to lower interest rates and narrow spreads.

2001 Compared with 2000

We reported net income before taxes of $229.1 million for the year ended December 31, 2001, representing a decrease of $17.9 million or 7.2%, compared to $246.9 million for the year ended December 31, 2000. Our net revenues after interest expense were $613.3 million for the year ended December 31, 2001, a decrease of $3.1 million or 0.5%, compared to $616.3 million for the same period in 2000. Our results for 2001 reflect an increase in net revenues after interest expense in Private Asset Management, which was more than offset by decreases in net revenues after interest expense in both our Mutual Fund and Institutional and Professional Securities Services

segments and by a larger net loss after interest expense in our Corporate segment. Assets under management increased to $59.0 billion at December 31, 2001, up $3.6 billion or 6.4% when compared to $55.5 billion at December 31, 2000. Net asset additions during 2001 in Private Asset Management and Mutual Fund and Institutional of $2.7 billion and $1.8 billion, respectively, were partially offset by market depreciation in Private Asset Management and Mutual Fund and Institutional of $0.2 billion and $0.7 billion, respectively. The closing of the U.S. equity markets for four trading days as a result of the September 11th tragedy did not significantly impact our brokerage related revenue.

Private Asset Management.    Our net revenues after interest expense increased 1.7% to $295.7 million for 2001, from $290.7 million for 2000. Our investment advisory fees increased 5.5% to $202.0 million for 2001, from $191.4 million for 2000, primarily due to increases in average quarterly billable assets under management from $22.0 billion in 2000 to $ 22.8 billion in 2001. Assets under management at December 31, 2001, which included approximately $900 million related to our acquisition of certain of the assets of Oscar Capital Management, LLC, reached a record level of $25.0 billion, up 11.1% from $22.5 billion at the end of the year 2000. As a result, we expect our investment advisory fees, which are based on the previous quarter’s ending asset levels, to increase in the first quarter of 2002. Higher transaction volume resulted in an increase in overall commission generating shares, although this was more than offset by lower commission activity in certain accounts. As a result, our commissions decreased 6.1% to $88.2 million in 2001, from $94.0 million in 2000.

Mutual Fund and Institutional.    Our net revenues after interest expense decreased 0.2% to $223.7 million for 2001, from $224.1 million for 2000. Our investment advisory and administrative fees decreased 0.5% to $205.9 million for 2001, from $207.0 million for 2000, due primarily to decreases in fees from our institutional separate account and mutual fund businesses, partially offset by an increase in fees due to higher asset levels in our wrap business as well as a full year’s fees from our Advisory Services product. Our commissions increased 4.2% to $17.7 million in 2001, from $17.0 million for 2000, as a result of an increase in commission generating share transactions.

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

Taxes.    Our taxes decreased to $96.4 million for 2001, down $0.2 million or 0.2% from $96.6 million in the same period for 2000. The 2000 provision includes a financial statement tax benefit of $9.8 million related to the change in the price of our common stock from December 31, 1999 to June 30, 2000, in connection with our Stock Incentive Plan. In March 2000, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB Opinion No. 25 (“FIN 44”). Based upon the price of our common stock at the close of business on June 30, 2000, we adjusted the carrying value of the deferred tax asset that related to unvested shares in our Stock Incentive Plan. FIN 44 became effective on July 1, 2000, and requires that the deferred tax asset be determined by the compensation expense recognized for financial reporting purposes. Accordingly, at June 30, 2000, we fixed the carrying value of our deferred tax asset for unvested shares in our Employee Defined Contribution Stock Incentive Plan, based upon the price of our common stock at the close of business that day. The 2001 and 2000 provision for income taxes included federal, state, and local taxes at an effective tax rate of approximately 42% and 43%, respectively.

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

Cash and cash equivalents decreased by $2.4 million in 2002, with $119.6 million provided by operating activities. Cash of $29.7 million was used for investing activities, primarily for the acquisition of substantially all the assets of LibertyView Capital Management, Inc., leasehold improvements and purchases of technology related equipment. Cash of $92.3 million was used in financing activities, reflecting payments made for dividends, common stock repurchases and the repurchase of a portion of our long-term debt.

Cash and cash equivalents increased by $193.9 million in 2001, with $282.6 million provided by operating activities, including an increase in our global securities lending activities. Cash of $64.0 million was used for investing activities, primarily for the acquisitions of Executive Monetary Management, Inc., the assets of Fasciano Company, Inc. and certain of the assets of Oscar Capital Management, LLC. Cash of $24.7 million was used in financing activities, reflecting payments made for dividends and common stock repurchases, partially offset by net proceeds from the issuance of our long-term debt.

Cash and cash equivalents decreased by $2.9 million in 2000, with $81.3 million provided by operating activities. Cash of $29.4 million was used for investing activities, primarily for leasehold improvements and purchases of technology related equipment. Cash of $54.9 million was used in financing activities, reflecting payments made for dividends and common stock repurchases.

On May 4, 2001, in accordance with Rule 144A of the Securities Act of 1933, as amended, we sold $175 million principal amount at maturity of zero-coupon convertible senior notes due 2021, resulting in proceeds of approximately $151 million. The issue price represents a yield to maturity of 0.75% per year, which is accounted for under the effective interest rate method. Each $1,000 principal amount at maturity of the convertible securities is convertible into 13.8879 shares of our common stock upon the occurrence of any of the following events: i) during any calendar quarter commencing after June 30, 2001, the closing sale price of our common stock on the New York Stock Exchange for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than a specified percentage, initially 120% and declining 0.12658% each quarter thereafter, of the accreted conversion price per share of our common stock on the last trading day of the preceding calendar quarter; ii) we elect to redeem the convertible securities; iii) we take certain corporate actions, such as the declaration of an extraordinary dividend; and iv) the credit rating by Standard & Poor’s is below investment grade. We may redeem the convertible securities for cash on or after May 4, 2006 at their accreted value. We may be required to repurchase the convertible securities at the accreted value thereof, at the option of the holders on May 4 of 2004, 2006, 2011 and 2016. We may choose to pay for such repurchases in cash or shares of our common stock. In the event we are required to repurchase the convertible securities prior to maturity, it is our intent to pay for such repurchases in cash. We believe, based upon our current and projected future cash flows from operations, that we will have sufficient liquidity to do so. We used the proceeds from this transaction for general corporate purposes, including share repurchases. Prior to this transaction, we received and still maintain a BBB+ rating from Standard & Poor’s. This credit rating should enable us opportunistically to access the capital markets for additional liquidity if we believe it is necessary.

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

On November 4, 2002, we again amended the terms of our convertible securities to add cash interest payments of 3.047% per annum of the principal amount at maturity on our outstanding securities for the next 18 months. This additional interest, which is the equivalent of 3.500% of $870.67, the accreted value on November 4, 2002, will be paid on a semi-annual basis in arrears on May 4, 2003, November 4, 2003 and May 4, 2004 to holders of record at the close of business on April 15, 2003, October 15, 2003 and April 15, 2004, respectively. As of the close of business on November 1, 2002, holders of approximately 0.02%, or $25,000 principal amount at maturity, of the convertible securities made an irrevocable election to exercise their option to cause us to repurchase their convertible securities at their accreted value of $870.67 on November 4, 2002, resulting in a cash payment of approximately $22,000.

It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for broker-dealers prescribed by the Securities and Exchange Commission (“SEC”) and other regulatory authorities. At December 31, 2002, our regulatory net capital exceeded the minimum requirement by $238.7 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. In addition, the debt covenants related to Neuberger Berman, LLC’s $35 million outstanding subordinated note and $100 million committed line of credit include certain covenants that limit the percentage by which the aggregate unpaid principal amount of subordinated liabilities may exceed total regulatory capital and impose a dollar amount below which total ownership equity cannot fall. We believe that our cash flows from operations and existing committed and uncommitted lines of credit will be more than adequate to meet our anticipated capital requirements and debt and other obligations as they come due.

Our Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including the issuance of shares to employees under certain of our employee stock purchase plans. Since the inception of our common stock repurchase program, we have repurchased 7,328,542 shares of common stock, including 2,400,900 shares which were repurchased from a limited number of former principals in a transaction that followed the secondary offering in July of 2001, for $267.1 million. We used cash flows from operations and the proceeds from our debt offering to fund the repurchases of these shares. As of December 31, 2002, an authorization to repurchase shares with a value of $57.9 million remains outstanding.

Critical Accounting Policies

The Notes to our Consolidated Financial Statements contain a summary of our significant accounting policies, including a discussion of recently issued accounting pronouncements. Certain of these policies, as well as estimates made by us, are considered to be important to the portrayal of our financial condition, since they require management to make subjective judgments and estimates, some of which may relate to matters that are inherently uncertain. Additional information about these policies can be found in Note 2 to our Consolidated Financial Statements.

Investment advisory and administrative fees, the largest component of our revenues, are generally calculated as a small percentage of the value of assets under management and vary with the type of account managed. Investment advisory and administrative fees are therefore affected by changes in the amount of assets under management, including market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures.

Certain investment advisory contracts provide for an incentive fee, in addition to a management fee, that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Incentive fees are recorded as revenue when earned.

Accounting Developments

In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142, which became effective on July 1, 2001 for acquisitions after June 30, 2001 and on January 1, 2002 for acquisitions prior to July 1, 2001, states that goodwill is no longer subject to amortization over its estimated useful life, but will be assessed annually for impairment. In addition, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.

SFAS 142 prescribes an annual two-step process for impairment testing and measurement. The first step screens for impairment potential. If impairment potential is indicated, the second step measures the impairment.

In accordance with the guidelines set forth under SFAS 142, a detailed valuation analysis was performed as of December 31, 2001 (transition test), and as of December 31, 2002 (annual test), incorporating discounted cash flow techniques to measure both the fair value and the carrying value of each of our business segments. As a result of the valuation analyses, it was determined that no goodwill impairment existed because the fair value of each business segment substantially exceeded its carrying value.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The implementation of SFAS 144 did not have a material impact on our consolidated financial condition or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not anticipate SFAS 146 having a material impact on our consolidated financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 addresses the disclosures to be made by a guarantor about its obligations under certain guarantees issued and also states that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year end. We do not anticipate FIN 45 having a material impact on our consolidated financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”  (“FIN 46”). This interpretation changes the method of determining whether certain entities should be included in our Consolidated Financial Statements. An entity is subject to FIN 46 and is called a variable interest entity (“VIE”) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries.” A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has absorbed a majority of the expected losses or received a majority of the expected residual returns or both. The consolidation requirements of FIN 46 apply immediately to all VIEs created after January 31, 2003, and apply in periods beginning after June 15, 2003 for VIEs that existed prior to February 1, 2003. We are evaluating the impact of adoption but do not expect it to have a material effect on our consolidated financial condition or results of operations.

We have historically accounted for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted by Statement of Financial Accounting Statements No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In accordance with APB 25, compensation expense is generally not recognized for stock options that have no intrinsic value on the date of grant.

Beginning in January of 2003, we will account for stock options in accordance with the fair-value method prescribed by SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), using the prospective adoption method. Under this method, compensation expense will be recognized based on the fair value of new stock options granted in 2003 and future years over the applicable vesting period. The amount of compensation to be recognized under SFAS 123 in 2003 and beyond is not currently determinable because the number and value of stock options to be granted in the future is not yet known. We elected to adopt the disclosure provisions of SFAS 148 for the year ended December 31, 2002.

Looking Ahead

During the year ending December 31, 2003, we intend to continue to implement our strategic plan to grow our asset management business. We plan to continue to take advantage of the growth opportunities in the high net worth market by utilizing our nationwide group of Wealth Advisors and by aggressively pursuing additional investment management teams. In addition to adding investment management teams, we will continue to evaluate, where appropriate, strategic acquisitions of, or joint ventures with, companies that would add new product and services offerings, investment capabilities or distribution channels.

Item 7A.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest rate risk is the possibility of a loss in the value of financial instruments due to changes in interest rates. Our primary exposure to interest rate risk arises from our interest earning assets (mainly securities purchased under agreements to resell and receivable from brokers, dealers and clearing organizations) and funding sources (bank loans, subordinated liabilities and payable to brokers, dealers and clearing organizations).

Equity price risk generally means the risk of loss in the value of a financial instrument that may result from the potential change as a result of absolute and relative price movements, price volatility or changes in liquidity, over which we have no control.

Our securities owned at December 31, 2002, including securities segregated for the exclusive benefit of clients and deposited with clearing organizations, are primarily comprised of $115.2 million of U.S. Treasury bills; $61.8 million of municipal revenue bonds; a $21.4 million investment in one of our mutual funds, the Limited Maturity Bond Fund; and $10.0 million invested in various exchange traded preferred securities. The municipal revenue bonds, which are tax advantageous, trade at par and contain variable rates of interest that generally reset monthly, at which time they can be put back to the dealer. The bonds are rated in one of the two highest categories by at least one but generally two of three rating agencies, Standard & Poor’s, Moody’s Investors Service and Fitch Ratings. The Limited Maturity Bond Fund, an open-ended fund with daily redemption characteristics, is organized under the Investment Company Act of 1940 and invests in limited maturity bonds, seeking the highest available current income consistent with liquidity and low risk to principal.

As part of our prime brokerage business, we write covered over-the-counter put options on listed equity securities with certain of our prime brokerage clients. Market risk is mitigated as the options are generally deep in the money and covered by an equivalent number of securities sold but not yet purchased. At December 31, 2002, the fair value of such options and market value of securities sold was $0.9 million and $3.7 million, respectively, and are included in securities sold but not yet purchased.

We enter into various over-the-counter, foreign exchange forward contracts on behalf of certain of our professional investor clearing services clients. These forward contracts, which are used by our clients to manage their portfolio exposure to foreign currency, are collateralized by the underlying securities in the clients’ accounts and have been executed with major financial institutions. As a result, the credit and market risks associated with these transactions have been greatly reduced. At December 31, 2002, we had outstanding obligations to purchase and sell foreign exchange forward contracts of $54.5 million, of which $50.4 million and $4.1 million is scheduled to expire by June 30, 2003 and December 31, 2003, respectively.

Item 8.—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Neuberger Berman Inc. and Subsidiaries

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Neuberger Berman Inc.:

We have audited the 2002 consolidated financial statements of Neuberger Berman Inc. and subsidiaries as listed in the accompanying index. In connection with our audit of the 2002 consolidated financial statements, we also have audited the 2002 financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The 2001 and 2000 consolidated financial statements and financial statement schedule of Neuberger Berman Inc. as listed in the accompanying index were audited by Arthur Andersen LLP who have ceased operations. Arthur Andersen LLP expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their report dated February 19, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neuberger Berman Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

New York, New York

January 27, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

Neuberger Berman Inc.:

We have audited the accompanying consolidated statements of financial condition of Neuberger Berman Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in principals’ capital and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The condensed financial statements of the registrant parent and notes contained in Schedule I are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

New York, New York

February 19, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company’s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K. For further discussion, see Exhibit 23.2 to this Form 10-K.

NEUBERGER BERMAN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	December 31,
	2002	2001
ASSETS
Cash and cash equivalents	$279,610	$282,040
Cash and securities segregated for the exclusive benefit of clients	391,229	593,973
Cash and securities deposited with clearing organizations (including securities with market values of $14,205 and $11,957 at December 31, 2002 and 2001, respectively)	15,785	13,189
Securities purchased under agreements to resell	305,017	304,576
Receivable from brokers, dealers and clearing organizations	2,264,656	2,109,110
Receivable from clients	502,549	773,854
Securities owned, at market value	112,062	88,058
Fees receivable	28,829	29,719
Furniture, equipment and leasehold improvements, at cost, net of accumulated depreciation and amortization of $53,486 and $38,651 at December 31, 2002 and 2001, respectively	43,912	43,793
Other assets	161,591	144,175

Total assets	$4,105,240	$4,382,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Securities sold under agreements to repurchase	$368,227	$608,538
Payable to brokers, dealers and clearing organizations	1,972,300	1,703,745
Payable to clients	1,101,637	1,415,904
Securities sold but not yet purchased, at market value	5,257	6,174
Other liabilities and accrued expenses	108,683	135,316

	3,556,104	3,869,677

Long-term debt	144,917	151,420

Subordinated liability	35,000	35,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued at December 31, 2002 and 2001	—	—
Common stock, $.01 par value; 250,000,000 shares authorized; 76,299,152 and 75,310,547 shares issued at December 31, 2002 and 2001, respectively; 69,741,097 and 70,416,985 shares outstanding at December 31, 2002 and 2001, respectively	763	753
Paid-in capital	367,976	341,344
Retained earnings	271,302	173,265

	640,041	515,362
Less: Treasury stock, at cost, 6,558,055 and 4,893,562 shares at December 31, 2002 and 2001, respectively	(241,329)	(181,488)
Unearned compensation	(29,493)	(7,484)

Total stockholders’ equity	369,219	326,390

Total liabilities and stockholders’ equity	$4,105,240	$4,382,487

The accompanying notes are an integral part of the consolidated financial statements.

NEUBERGER BERMAN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For The Years Ended December 31,
	2002	2001	2000
REVENUES:
Investment advisory and administrative fees	$417,952	$413,601	$399,907
Commissions	145,190	144,667	146,589
Interest	66,643	157,768	223,709
Principal transactions in securities, net	2,157	2,788	9,623
Clearance fees	13,045	13,450	13,532
Other income	5,849	4,146	6,428

Gross revenues	650,836	736,420	799,788
Interest expense	47,478	123,138	183,441

Net revenues after interest expense	603,358	613,282	616,347

OPERATING EXPENSES:
Employee compensation and benefits	248,542	253,365	245,445
Information technology	25,040	22,492	22,925
Rent and occupancy	22,813	20,828	17,796
Brokerage, clearing and exchange fees	12,897	12,022	10,514
Advertising and sales promotion	8,526	9,372	9,251
Distribution and fund administration	23,370	19,424	18,977
Professional fees	14,309	10,934	11,205
Depreciation and amortization	15,253	13,063	10,638
Other expenses	24,779	22,723	22,675

Total operating expenses	395,529	384,223	369,426

Net income before taxes	207,829	229,059	246,921
Provision for income taxes	88,701	96,391	96,565

Net income	$119,128	$132,668	$150,356

Net income per common share
Net income per share—Basic	$1.71	$1.85	$2.04

Net income per share—Diluted	$1.69	$1.82	$2.02

Weighted average common shares outstanding—Basic	69,559	71,795	73,648

Weighted average common shares outstanding—Diluted	70,451	73,052	74,392

The accompanying notes are an integral part of the consolidated financial statements.

NEUBERGER BERMAN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(in thousands)

	For The Years Ended December 31, 2000, 2001 and 2002
	Common Stock	Paid-in Capital	Retained (Deficit) Earnings	Treasury Stock	Unearned Compensation	Total
BEGINNING BALANCE, December 31, 1999	$750	$330,827	$(74,701)	$(8,074)	$—	$248,802
Dividends	—	—	(14,684)	—	—	(14,684)
Acquisition of treasury stock	—	—	—	(35,210)	—	(35,210)
Issuance of common stock	—	1,793	—	1,380	(2,298)	875
Net income	—	—	150,356	—	—	150,356

ENDING BALANCE, December 31, 2000	750	332,620	60,971	(41,904)	(2,298)	350,139
Dividends	—	—	(20,374)	—	—	(20,374)
Acquisition of treasury stock	—	—	—	(158,602)	—	(158,602)
Issuance of common stock	3	8,823	—	19,095	(8,040)	19,881
Amortization of unearned compensation	—	—	—	—	2,704	2,704
Forfeitures of restricted stock awards	—	(99)	—	(77)	150	(26)
Net income	—	—	132,668	—	—	132,668

ENDING BALANCE, December 31, 2001	753	341,344	173,265	(181,488)	(7,484)	326,390
Dividends	—	—	(21,091)	—	—	(21,091)
Acquisition of treasury stock	—	—	—	(65,169)	—	(65,169)
Issuance of common stock	10	27,496	—	6,218	(29,517)	4,207
Amortization of unearned compensation	—	—	—	—	6,707	6,707
Forfeitures of restricted stock awards	—	(864)	—	(890)	801	(953)
Net income	—	—	119,128	—	—	119,128

ENDING BALANCE, December 31, 2002	$763	$367,976	$271,302	$(241,329)	$(29,493)	$369,219

The accompanying notes are an integral part of the consolidated financial statements.

NEUBERGER BERMAN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

	For The Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$119,128	$132,668	$150,356
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	15,253	13,063	10,638
Deferred tax (benefit) provision	17,018	14,705	(9,750)
Amortization of unearned compensation, net of forfeitures	5,754	2,678	—
Interest on long-term debt	3,154	1,643	—
Net tax benefit on options exercised	2,681	748	—
(Increase) decrease in operating assets—
Cash and securities segregated for the exclusive benefit of clients	202,744	317,209	(133,841)
Cash and securities deposited with clearing organizations	(2,596)	(7,216)	(2,063)
Securities purchased under agreements to resell	(441)	(21,856)	247,580
Receivable from brokers, dealers and clearing organizations	(155,546)	356,992	(592,843)
Receivable from clients	271,305	(317,163)	(23,877)
Securities owned, at market value	(24,004)	(20,370)	(47,422)
Fees receivable	890	(6,707)	137
Other assets	(13,143)	(16,805)	4,649
Increase (decrease) in operating liabilities—
Bank loans	—	(3,000)	3,000
Securities sold under agreements to repurchase	(240,311)	373,566	(296,790)
Payable to brokers, dealers and clearing organizations	268,555	242,478	443,784
Payable to clients	(314,267)	(783,265)	327,846
Securities sold but not yet purchased, at market value	(917)	(3,348)	(24,650)
Other liabilities and accrued expenses	(35,633)	6,622	24,590

Net cash provided by operating activities	119,624	282,642	81,344

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of furniture, equipment and leasehold improvements	(14,954)	(12,556)	(21,499)
Cash paid for acquisitions	(14,763)	(51,486)	(7,882)

Cash used in investing activities	(29,717)	(64,042)	(29,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,526	3,633	—
Payments for dividends	(21,091)	(20,374)	(19,646)
Purchase of treasury stock	(65,169)	(158,602)	(35,210)
Proceeds from issuance of long-term debt	—	150,666	—
Repurchase of long-term debt	(7,603)	—	—

Net cash used in financing activities	(92,337)	(24,677)	(54,856)

Net increase (decrease) in cash and cash equivalents	(2,430)	193,923	(2,893)
CASH AND CASH EQUIVALENTS, beginning of year	282,040	88,117	91,010

CASH AND CASH EQUIVALENTS, end of year	$279,610	$282,040	$88,117

The accompanying notes are an integral part of the consolidated financial statements.

NEUBERGER BERMAN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands, except share data)

Supplemental disclosures of cash flow information:

Interest payments totaled $44,908, $126,428 and $181,075 during the years ended December 31, 2002, 2001 and 2000, respectively.

Tax payments totaled $88,348, $46,198 and $117,670 during the years ended December 31, 2002, 2001 and 2000, respectively.

Supplemental disclosures of non-cash operating, investing and financing activities:

During the first six months of 2000, based upon the price of its common stock at the close of business on June 30, 2000, Neuberger Berman Inc. increased by $9,750 the carrying value of the deferred tax asset resulting from its initial, irrevocable non-cash contribution of 6,396,516 shares in connection with the initial public offering.

During 2000, as part of the purchase price of an acquisition, Neuberger Berman Inc. issued 16,459 shares of common stock from treasury with a market value of $875. During 2001, as part of the purchase price of two acquisitions, Neuberger Berman Inc. issued 402,857 shares of common stock from treasury with a market value of $15,500.

During 2002, Neuberger Berman Inc. made an irrevocable non-cash contribution of 5,377 shares of its common stock to an employee defined contribution stock incentive plan trust (the “Trust”). The non-cash expense associated with the contribution totaled $250 and was recognized in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions.”

In connection with employee stock ownership plans, Neuberger Berman Inc. issued for the years ended December 31, 2002, 2001 and 2000, 832,464, 163,502 and 43,756 of restricted shares, respectively, with market values of $29,517, $8,040 and $2,298, of which $4,705, $3,503 and $1,003 were issued from treasury, respectively. These issuances of shares were recorded as a credit to capital stock with a corresponding debit to unearned compensation. In addition, 35,942 and 3,379 shares of restricted common stock were forfeited during the years ended December 31, 2002 and 2001 with recorded values of $1,754 and $176, respectively. These forfeitures of shares were recorded as a debit to capital stock with corresponding credits to unearned compensation and employee compensation and benefits.

The accompanying notes are an integral part of the consolidated financial statements.

NEUBERGER BERMAN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Neuberger Berman Inc. (“NBI”) was organized as a Delaware corporation on August 13, 1998. NBI was formed to be the holding company for Neuberger Berman, LLC (“NB, LLC”) and Neuberger Berman Management Inc. (“NBMI”), and to allow for the issuance of common stock to the public. On October 7, 1999, the principals of NB, LLC and the shareholders of NBMI exchanged their ownership interests in the respective entities for shares of NBI (the “Exchange”), and on October 13, 1999, NBI completed its initial public offering (the “IPO”).

The consolidated financial statements include the accounts of NBI and its subsidiaries. NBI’s wholly owned subsidiaries are NB, LLC, a Delaware limited liability company, and its subsidiaries, NBMI, a New York corporation, Neuberger Berman Trust Company, N.A., which holds a national bank charter under the laws of the United States, Neuberger Berman Asset Management, LLC, a Delaware limited liability company, Executive Monetary Management, Inc., a New York corporation, Sage Partners, LLC, a New York limited liability company and Neuberger Berman Art Advisory Services Inc., a Delaware corporation (collectively, the “Company”). NB, LLC’s wholly owned subsidiaries are Neuberger Berman Trust Company of Delaware, a non-depository limited purpose trust company chartered under the Delaware Banking Code and Neuberger & Berman Agency, Inc., a New York corporation. Material intercompany transactions and balances have been eliminated in consolidation.

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

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Management does not believe that actual results will differ materially from these estimates.

Securities owned and securities sold but not yet purchased are valued at market. Principal transactions in securities and the related revenues and expenses are recorded on a trade date basis. Customers’ securities transactions are recorded on a settlement date basis with the related revenues and expenses recorded on a trade date basis.

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

NEUBERGER BERMAN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES—(Continued)

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142, which became effective on July 1, 2001 for acquisitions after June 30, 2001 and on January 1, 2002 for acquisitions prior to July 1, 2001, states that goodwill is no longer subject to amortization over its estimated useful life, but will be assessed annually for impairment. In addition, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. For the years ended December 31, 2001 and 2000, net income excluding goodwill amortization would have been $133,317,000 and $150,377,000, respectively. As of December 31, 2002 goodwill was attributable to the Company’s three business segments.

SFAS 142 prescribes an annual two-step process for impairment testing and measurement. The first step screens for impairment potential. If impairment potential is indicated, the second step measures the impairment.

In accordance with the guidelines set forth under SFAS 142, a detailed valuation analysis was performed as of December 31, 2001 (transition test), and as of December 31, 2002 (annual test), incorporating discounted cash flow techniques to measure both the fair value and the carrying value of each of the Company’s business segments. As a result of the valuation analyses, it was determined that no goodwill impairment existed because the fair value of each business segment substantially exceeded its carrying value.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The implementation of SFAS 144 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate SFAS 146 having a material impact on its consolidated financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 addresses the disclosures to be made by a guarantor about its obligations under certain guarantees issued and also states that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year end. The Company does not anticipate FIN 45 having a material impact on its consolidated financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation changes the method of determining whether certain entities should be included in the Company’s Consolidated Financial Statements. An entity is subject to FIN 46 and is called a variable interest entity (“VIE”) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the

NEUBERGER BERMAN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES—(Continued)

entity. All other entities are evaluated for consolidation under SFAS No. 94, “ Consolidation of All Majority-Owned Subsidiaries.” A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has absorbed a majority of the expected losses or received a majority of the expected residual returns or both. The consolidation requirements of FIN 46 apply immediately to all VIEs created after January 31, 2003, and apply in periods beginning after June 15, 2003 for VIEs that existed prior to February 1, 2003. The Company is evaluating the impact of adoption but does not expect it to have a material effect on its consolidated financial condition or results of operations.

The Company has historically accounted for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In accordance with APB 25, compensation expense is generally not recognized for stock options that have no intrinsic value on the date of grant.

Beginning in January of 2003, the Company will account for stock options in accordance with the fair-value method prescribed by SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), using the prospective adoption method. Under this method, compensation expense will be recognized based on the fair value of new stock options granted in 2003 and future years over the applicable vesting period. The amount of compensation to be recognized under SFAS 123 in 2003 and future years is not currently determinable because the number and value of stock options to be granted in the future is not yet known. The Company has elected to adopt the disclosure provisions of SFAS 148 for the year ended December 31, 2002.

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

Certain prior year amounts have been reclassified to conform with the current year’s presentation.

3.	SECURITIES PURCHASED AND SOLD UNDER AGREEMENTS TO RESELL AND REPURCHASE

Securities purchased and sold under agreements to resell and repurchase are accounted for as collateralized financing transactions and are carried at contract value plus accrued interest. It is the policy of the Company to obtain possession of collateral, comprised of marketable securities and cash, equal to or in excess of principal amounts received and pledged under resale and repurchase agreements, respectively. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral when appropriate. As of December 31, 2002 and 2001, the Company had received securities with market values of $583,524,000 and $801,935,000, of which $278,322,000 and $497,504,000, respectively, is included in cash and securities segregated for the exclusive benefit of clients (see Note 12). In addition, the Company pledged securities with market values of $368,612,000 and $610,857,000, respectively.

As of December 31, 2002 and 2001, the Company repledged $305,202,000 and $304,431,000, respectively, of the securities it had received under its resale agreements.

NEUBERGER BERMAN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

As of December 31, 2002 and 2001, amounts receivable from and payable to brokers, dealers and clearing organizations included approximately $2,254 million and $1,946 million of securities borrowed and approximately $1,901 million and $1,576 million of securities loaned, respectively.

Securities borrowed and securities loaned transactions are reported as collateralized financing transactions. Securities borrowed transactions require the Company to deposit cash with the lender. With respect to securities loaned, the Company receives collateral in the form of cash in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary. As of December 31, 2002 and 2001, the Company had received securities with market values of approximately $2,146 million and $1,851 million related to its securities borrowed transactions, respectively. In addition, the Company had pledged securities with market values of approximately $1,803 million and $1,494 million related to its securities loaned transactions, respectively.

As of December 31, 2002 and 2001, the Company repledged $2,117 million and $1,851 million of the securities it had received under its securities borrowed transactions, respectively.

5.	RECEIVABLE FROM AND PAYABLE TO CLIENTS

Receivable from and payable to clients represent amounts due from or to clients of the Company in connection with cash and margin securities transactions. Amounts receivable are collateralized by clients’ securities held by NB, LLC and by others for delivery to NB, LLC, the value of which is not reflected in the accompanying consolidated financial statements.

In the normal course of business, the Company is permitted to use client margin securities to finance customer securities transactions, subject to certain regulatory guidelines.

6.	BANK LOANS

Bank loans represent unsecured short-term borrowings payable to commercial banks. For the years ended December 31, 2001 and 2000, interest expense incurred on these borrowings was approximately $2,700,000 and $5,076,000 based upon weighted average interest rates of 5.49%, and 6.53%, respectively. There were no bank loans outstanding as of December 31, 2002 and 2001.

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

NEUBERGER BERMAN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	LONG-TERM DEBT—(Continued)

actions, such as the declaration of an extraordinary dividend; and iv) the credit rating by Standard & Poor’s is below investment grade. The Company may redeem the convertible securities for cash on or after May 4, 2006, at their accreted value. The Company may be required to repurchase the convertible securities at the accreted value thereof, at the option of the holders on May 4 of 2004, 2006, 2011 and 2016. The Company may choose to pay for such repurchases in cash or shares of its common stock. In the event the Company is required to repurchase the convertible securities prior to maturity, it is the Company’s intention to pay for such repurchases in cash. For the years ended December 31, 2002 and 2001, NBI recorded accreted interest of $1,100,000 and $754,000, respectively.

Effective May 2, 2002, the Company amended the terms of its convertible securities to permit the holders, at their option, to cause the Company to repurchase the convertible securities on November 4, 2002, at their accreted value of $870.67 per $1,000 principal amount at maturity. The Company also announced that each holder electing not to require the Company to repurchase its convertible securities as of May 4, 2002, would receive a one-time payment of $4.34 for every $1,000 aggregate principal amount at maturity of the convertible securities held. As of the close of business May 3, 2002, holders of approximately 5%, or $8,740,000 principal amount, of the convertible securities exercised their option to cause the Company to repurchase their convertible securities. On May 6, 2002, the Company made a cash payment of $7,581,000 for these repurchases. On May 8, 2002, the Company made a one-time payment of $4.34 for every $1,000 aggregate principal amount at maturity of the convertible securities to each holder of the convertible securities as of the close of business on May 7, 2002.

Effective November 4, 2002, the Company amended the terms of its convertible securities to add cash interest payments of 3.047% per annum of the principal amount at maturity on its outstanding securities for the next 18 months. This additional interest, which is the equivalent of 3.500% of $870.67, the accreted value on November 4, 2002, will be paid on a semi-annual basis in arrears on May 4, 2003, November 4, 2003 and May 4, 2004 to holders of record at the close of business on April 15, 2003, October 15, 2003 and April 15, 2004, respectively. As of the close of business on November 1, 2002, holders of approximately 0.02% or $25,000 principal amount at maturity, of the convertible securities made an irrevocable election to exercise their option to cause the Company to repurchase their convertible securities at their accreted value of $870.67 on November 4, 2002, resulting in a cash payment of $22,000.

8.	SUBORDINATED LIABILITY

On September 1, 1999, The Travelers Insurance Company loaned NB, LLC $35,000,000 pursuant to a subordinated promissory note (the “Note”). This amount is payable on September 1, 2004. Interest accrues on the unpaid principal amount of the Note at a floating rate adjusted quarterly, based on the three month LIBOR rate plus 75 basis points and is payable quarterly. The Note was approved by the NYSE and the unpaid principal amount is available to NB, LLC in computing net capital under the Rule. The Note contains certain covenants that limit the percentage by which the aggregate unpaid principal amount of subordinated liabilities may exceed total regulatory capital and impose a dollar amount below which total ownership equity cannot fall. In the opinion of management, the Company is in compliance with its debt covenants. For the years ended December 31, 2002, 2001 and 2000, interest expense incurred on the Note was $930,000, $1,838,000 and $2,588,000, respectively.

9.	EMPLOYEE BENEFIT PLANS

The Company has defined contribution plans consisting of an employee profit-sharing plan and a money purchase pension plan (the “Plans”) covering all full-time employees and qualifying part-time employees who have completed one year of continuous service, as defined. The Company is the investment adviser, custodian

NEUBERGER BERMAN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	EMPLOYEE BENEFIT PLANS—(Continued)

and trustee of the Plans. Contributions to the Plans, which are at the discretion of management, are determined annually but do not exceed the amount permitted under the Internal Revenue Code as a deductible expense. Contributions to the Plans for the years ended December 31, 2002, 2001, and 2000, were $4,598,000, $4,200,000 and $5,437,000, respectively.

10.	EMPLOYEE INCENTIVE PLANS

Stock Incentive Plan

Under the terms of the employee defined contribution stock incentive plan (the “Stock Incentive Plan”), the Company made an initial, irrevocable contribution of 6,396,516 shares of its common stock to an employee defined contribution stock incentive plan trust (the “Trust”) on behalf of certain employees in connection with the IPO. Common stock that was awarded to employees in connection with the IPO is restricted and scheduled to vest in three equal installments on each of the second, third and fourth anniversaries of the date of contribution if the employee satisfies certain conditions and employment with the Company has not been terminated, with certain exceptions for termination due to death or following a change in control. Vesting of the first two tranches awarded under the Stock Incentive Plan was accelerated by the Board of Directors in conjunction with certain secondary offerings of the Company’s common stock. During the restricted period, employees who were allocated stock under the Stock Incentive Plan are entitled to certain benefits of ownership including the receipt of dividends, if declared, and to provide the trustee with voting instructions. Unvested common stock that becomes forfeited upon an employee’s termination of employment reverts to the Trust and is reallocated in the sole and absolute discretion of the compensation committee (or its delegee). The common stock contributed may not revert to the Company.

During the year ended December 31, 2002, the compensation committee approved an irrevocable contribution of 5,377 shares of the Company’s common stock to the Trust. Included in employee compensation and benefits is a non-cash charge of $250,000 related to this contribution of common stock. Due to the number of shares forfeited, no contributions of common stock were made for the years ended December 31, 2001 and 2000.

Employee Stock Purchase Plan

On July 18, 2000, the Board of Directors adopted, upon the recommendation of its compensation committee, an Employee Stock Purchase Plan (the “ESPP”) to facilitate employee stock ownership. The ESPP provides that employees may elect to acquire NBI common stock through payroll deductions, on an after tax basis, at a 15% discount from market value, as defined in the ESPP, of such stock. Employees may not transfer the common stock acquired through the ESPP for one year from purchase date. In accordance with the terms and provisions of the ESPP, employees are precluded from acquiring, on an annual basis, shares of common stock that have an aggregate purchase price (as defined in the ESPP documentation) in excess of $10,000. The ESPP, which has a term of ten years, became effective during September 2000. The total number of shares of common stock that may be issued under the ESPP is 750,000. During the years ended December 31, 2002 and 2001, the Company issued 40,456 and 49,922 shares of common stock, at a 15% discount, with approximate values of $1,272,000 and $1,923,000, respectively.

Wealth Accumulation Plan

On July 18, 2000, the Board of Directors adopted, upon the recommendation of its compensation committee, the Wealth Accumulation Plan (the “Plan”) to facilitate employee stock ownership. The Plan provides that on an annual basis, employees who are eligible for a bonus may elect to defer all or a portion of their bonus and

NEUBERGER BERMAN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	EMPLOYEE INCENTIVE PLANS—(Continued)

employees who receive commissions and other direct pay may elect to defer a portion of such compensation. In each case, up to 20% of total compensation may be deferred with a maximum deferral of up to $500,000; provided that employees who receive an annual bonus may, in any event, defer no more than 100% of any bonus. Amounts deferred by employees are used to acquire, on a pretax basis, NBI common stock at a 25% discount from the market value, as defined in the Plan, of such stock. Any common stock so acquired is restricted with respect to transfer or sale and vests over three years (during which time the employee is required to render service to the Company) from the respective bonus payment or commission payment date, as such terms are defined in the Plan. Certain benefits of ownership, including the payment of any dividends declared during the restricted period, belong to the employees. Unvested shares of common stock acquired through the Plan are subject to forfeiture in certain events of termination of employment. Unearned compensation associated with the restricted stock represents the market value of NBI common stock at the date of issuance and is recognized as compensation expense ratably over the vesting period. The Plan, which has an unlimited term, became effective during September 2000. The total number of shares of common stock that may be issued under the Plan is 1,500,000. For the years ended December 31, 2002, 2001 and 2000, the Company issued 126,534, 125,822 and 43,756 shares of common stock, respectively. The Company recorded net compensation expense of $2,880,000 and $2,071,000 for the years ended December 31, 2002 and 2001, respectively.

Long-Term Incentive Plan

The 1999 Neuberger Berman Inc. Long-Term Incentive Plan, as amended (the “LTIP”) provides for the grant of restricted stock, restricted units, incentive stock, incentive units, deferred shares, supplemental units or any combination thereof (“Awards”) and stock options. Awards under the LTIP have various vesting provisions, as determined by the compensation committee or its delegee, which generally are between two and six years. Such Awards are restricted from sale, transfer or assignment in accordance with the terms of the award agreement. Holders of Awards may forfeit ownership of a portion of their Award if employment is terminated before the end of the restriction period. The total number of shares of common stock that may be issued under the LTIP may not exceed 15,000,000. At December 31, 2002, approximately 7,483,000 shares of common stock remain available for issuance under the LTIP.

The Company measures compensation cost for LTIP Awards based on the fair market value of its common stock at the grant date and records this amount to expense over the applicable vesting periods. Amounts awarded and deferred pursuant to the LTIP and the unamortized portion of these amounts are shown as separate components of stockholders equity. For the years ended December 31, 2002 and 2001, Awards with respect to 701,723 and 37,680 shares of common stock, respectively, have been made under the LTIP. In addition, the Company recorded net compensation expense of $2,847,000 and $607,000, respectively.

Directors Stock Incentive Plan

The 1999 Neuberger Berman Inc. Directors Stock Incentive Plan (the “DSIP”) provides for the grant of stock options or restricted stock to non-employee members of the Board of Directors of the Company. Non-employee directors may elect to exchange a portion of their annual cash retainer paid by the Company for services rendered as a director for restricted stock. Restricted stock awards under the DSIP may have various vesting provisions, as determined by the compensation committee or its delegee, generally within a five year period. Such awards are restricted from sale, transfer or assignment in accordance with the terms of the award agreement. The total number of shares of common stock that may be issued under the DSIP may not exceed 300,000. At December 31, 2002, approximately 178,000 shares of common stock remain available for issuance under the DSIP. For the year ended December 31, 2002, 4,207 shares of common stock have been granted under the DSIP with respect to restricted stock awards, resulting in compensation expense of $27,000.

NEUBERGER BERMAN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	EMPLOYEE INCENTIVE PLANS—(Continued)

Stock Options

The Company has two stock incentive plans that provide for the granting of stock options, the LTIP and the DSIP (collectively, the “Plans”). The LTIP provides for the grant of stock options to employees and the DSIP provides for the grant of stock options to members of the Board of Directors of the Company who are not employees of the Company.

Options generally are granted at the fair market value of NBI common stock at the date of grant, vest ratably over a five-year period and expire on the tenth anniversary of the grant date. The Plans also permit an employee or director exercising an option to be granted new options (“reload options”) in an amount equal to the number of common shares used to satisfy the exercise price and withholding taxes, if any, due upon exercise. In order to receive reload options, the fair value of a share of NBI common stock must exceed the exercise price by at least 20% on the date of exercise. The reload options vest after six months and expire after the remaining term of the related original option grant. The dilutive effect of outstanding options is reflected as dilutive potential shares in the computation of earnings per share (see Note 11).

Information with respect to stock option activity under the Plans for the years ended December 31, 2002, 2001 and 2000 is set forth below:

	Options	Weighted Average Exercise Price Per Share
Outstanding, January 1, 2000	—	—
Granted—original	4,230,000	$19.75
Forfeited	(22,500)	$18.75

Outstanding, December 31, 2000	4,207,500	$19.75
Granted—original	926,000	$48.39
Granted—reload	353,309	$42.77
Forfeited	(117,677)	$28.24
Exercised	(593,280)	$19.66

Outstanding, December 31, 2001	4,775,852	$26.81
Granted—original	1,732,000	$42.42
Granted—reload	399,778	$46.87
Forfeited	(610,849)	$28.13
Exercised	(682,201)	$19.59

Outstanding, December 31, 2002	5,614,580	$33.79

Exercisable, December 31, 2002	1,237,462	$37.80

NEUBERGER BERMAN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	EMPLOYEE INCENTIVE PLANS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Number Exercisable	Weighted Average Exercise Price
$18.75-$19.99	1,823,973	$18.75	7.24	370,473	$18.75
$20.00-$29.99	586,717	$21.35	7.24	—	—
$30.00-$39.99	267,003	$32.39	9.61	902	$35.70
$40.00-$49.99	2,313,656	$44.05	8.52	731,856	$44.83
$50.00-$55.29	623,231	$52.02	8.07	134,231	$52.06

	5,614,580	$33.79	7.97	1,237,462	$37.80

The Company has historically accounted for stock options granted under the Plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In accordance with APB 25, compensation expense is generally not recognized for stock options that have no intrinsic value on the date of grant.

Beginning in January of 2003, the Company will account for stock options in accordance with the fair-value method prescribed by SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), using the prospective adoption method. Under this method, compensation expense will be recognized based on the fair value of new stock options granted, including reload options, in 2003 and future years over the applicable vesting period. The amount of compensation to be recognized under SFAS 123 in 2003 and future years is not currently determinable because the number and value of stock options to be granted in the future is not yet known. The Company has elected to adopt the disclosure provisions of SFAS 148 for the year ended December 31, 2002.

NEUBERGER BERMAN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	EMPLOYEE INCENTIVE PLANS—(Continued)

Stock options granted for the years ended December 31, 2002, 2001 and 2000 were accounted for, and will continue to be accounted for, under the intrinsic value-based method as prescribed by APB 25. Therefore, no compensation expense was recognized for those stock options that had no intrinsic value on the date of grant. If the Company were to recognize compensation expense over the applicable vesting periods, under the fair-value method of SFAS 123 with respect to these stock options, net income would have decreased, resulting in pro-forma net income and net income per share as presented below:

	For The Years Ended December 31,
	2002	2001	2000
	(In thousands, except per share data)
Net income, as reported	$119,128	$132,668	$150,356
Add: Stock-based employee compensation expense, net of related tax effects, included in net income, as reported	3,298	1,551	—
Deduct: Total stock-based employee compensation expense, net of related tax effects, determined under fair-value based method for all awards	(12,830)	(9,243)	(2,241)

Pro forma net income	$109,596	$124,976	$148,115

Net income per common share:
Basic—as reported	$1.71	$1.85	$2.04

Basic—pro forma	$1.58	$1.74	$2.01

Diluted—as reported	$1.69	$1.82	$2.02

Diluted—pro forma	$1.56	$1.71	$1.99

The effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years.

The Black-Scholes option pricing model is used to estimate the fair value of each option grant on the date of grant. This valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because NBI’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The weighted average fair value of options granted during 2002, 2001 and 2000 was $14.56, $17.69 and $6.27, respectively. The following weighted average assumptions were used for grants under the Plans for the years ended December 31, 2002, 2001, and 2000:

Assumptions	For The Years Ended December 31,
	2002	2001	2000
Dividend Yield	0.70%	0.62%	1.30%
Expected volatility	33.18%	38.61%	30.20%
Risk-free interest rate	4.38%	4.66%	6.40%
Expected lives	4.8	4.7	5.0

NEUBERGER BERMAN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	EARNINGS PER SHARE

Earnings per share has been computed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Shares have been adjusted to give effect to the three-for-two stock split in NBI’s common stock in August 2001. The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
	(in thousands, except per share data)
Net Income	$119,128	$132,668	$150,356

Basic weighted average shares outstanding	69,559	71,795	73,648
Dilutive potential shares from stock options and certain restricted stock awards	892	1,257	744

Dilutive weighted average shares outstanding	70,451	73,052	74,392

Basic earnings per share	$1.71	$1.85	$2.04

Diluted earnings per share	$1.69	$1.82	$2.02

At December 31, 2002, 2001 and 2000, options on approximately 2,938,000, 676,000 and 30,000 shares, respectively, have been excluded from the earnings per share computation above due to their anti-dilutive effect. Due to its contingent conversion feature, long-term debt has not been considered.

12.	REGULATORY REQUIREMENTS

NB, LLC and NBMI, as registered broker-dealers and member firms of the NYSE and the National Association of Securities Dealers, respectively, are subject to the Securities and Exchange Commission’s (the “SEC”) Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires that broker-dealers maintain a minimum level of net capital, as defined. As of December 31, 2002, NB, LLC and NBMI had net capital of approximately $250,135,000 and $7,351,000, respectively, which exceeded their requirements by approximately $231,608,000 and $7,101,000, respectively.

The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer would be less than the amount required under the Rule. Accordingly, at December 31, 2002, the payments of dividends and advances to NBI by NB, LLC and NBMI are limited to approximately $203,818,000 and $7,051,000, respectively, under the most restrictive of these requirements.

As of December 31, 2002, cash of $20,000,000, contract value plus accrued interest of $252,155,000 on various U.S. Government obligations purchased under agreements to resell and market value of $99,982,000 related to U.S. Treasury bills have been segregated in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the SEC. In addition, cash of approximately $90,000 and U.S. Treasury bills with a market value of approximately $1,001,000 have been segregated under the Commodity Exchange Act.

As a clearing broker-dealer, NB, LLC has elected to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (“PAIB Calculation”), as defined. The PAIB Calculation is computed to give correspondent firms the ability to classify their assets held by NB, LLC as allowable assets in the correspondents’ net capital calculation. At December 31, 2002, a U.S. Treasury note purchased under an agreement to resell with a contract value, including accrued interest, of $18,001,000 was segregated in a special reserve bank account for the exclusive benefit of customers-PAIB under Rule 15c3-3 of the SEC.

NEUBERGER BERMAN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	COMMITMENTS AND CONTINGENCIES

The Company leases office space and equipment under lease agreements expiring on various dates through 2017. Office space leases are subject to escalation based on increases in costs incurred by the lessor. Minimum rentals, excluding office space escalation, under these lease agreements are as follows:

Years Ending December 31,	Amount
2003	$19,429,000
2004	19,104,000
2005	18,441,000
2006	17,720,000
2007	15,708,000
Thereafter	79,818,000

Rent expense for premises and equipment for the years ended December 31, 2002, 2001 and 2000, was $20,790,000, $18,671,000 and $16,390,000, respectively.

The Company has satisfied margin requirements with clearing organizations by obtaining letters of credit in favor of the clearing organizations. Open unsecured letters of credit as of December 31, 2002 and 2001 were $23,501,000 and $40,501,000, respectively. Unused committed lines of credit were $100,000,000 as of December 31, 2002 and 2001.

The Company is involved in legal proceedings concerning matters arising in connection with the conduct of its business. Such proceedings generally include actions arising out of the Company’s activities as an investment adviser and actions in connection with the provision of clearing services. Although there can be no assurances as to the ultimate outcome, the Company generally has denied, or believes it has a meritorious defense and will deny, liability in cases pending against it and intends to defend vigorously each such case. Based on information currently available, advice of counsel, available insurance coverage and established reserves, the Company believes that the eventual outcome of the actions against it, will not, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity.

14.	INCOME TAXES

The components of income tax expense reflected in the consolidated statements of income are set forth below (000’s omitted):

	For The Years Ended December 31,
	2002	2001	2000
Current taxes:
U.S. federal	$50,985	$57,990	$75,356
State and local	20,698	23,696	30,959

	71,683	81,686	106,315

Deferred taxes:
U.S. federal	12,083	10,441	(6,922)
State and local	4,935	4,264	(2,828)

	17,018	14,705	(9,750)

Provision for income taxes	$88,701	$96,391	$96,565

NEUBERGER BERMAN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	INCOME TAXES—(Continued)

The Company accounts for taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company’s net deferred tax asset of $26,454,000 consists primarily of compensation and benefits, depreciation and amortization and unrealized gains and losses on marketable securities. Management of the Company has not established a valuation allowance for its net deferred tax asset because they conclude that it is more likely than not the benefit will be realized.

A reconciliation of the statutory U.S. federal income tax rate of 35% to the Company’s effective income tax rate is set forth below:

	For The Years Ended December 31,
	2002	2001	2000
U.S. statutory rate	35.00%	35.00%	35.00%

Increase (decrease) related to:
State and local taxes, net of U.S. income tax effects	8.02%	7.19%	8.15%
Other	(0.34%)	(0.11%)	(0.09%)

Rate before effect from changes in the value of the stock price	42.68%	42.08%	43.06%
Adjustment in benefit related to movement in stock price	—	—	(3.95%)

Effective tax rate	42.68%	42.08%	39.11%

The value of the Company’s deferred tax asset relating to the unvested shares in the Trust fluctuated with the price of the Company’s stock from December 31, 1999 to June 30, 2000. In March 2000, the FASB issued FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB Opinion No. 25 (“FIN 44”). The Company adjusted, based upon the price of its common stock at the close of business on June 30, 2000, the carrying value of the deferred tax asset that relates to unvested shares in the Trust. FIN 44 became effective on July 1, 2000, and now requires that the deferred tax asset be determined by the compensation expense recognized for financial reporting purposes. Accordingly, at June 30, 2000, the Company fixed the carrying value of its deferred tax asset for unvested shares in the Trust, based upon the price of NBI’s common stock at the close of business that day.

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments,” requires the Company to report the fair value of financial instruments, as defined. Substantially all of the Company’s assets and liabilities are carried at contract value, which approximates market value due to their relatively short-term nature or variable market rates of interest. At December 31, 2002 and 2001, long-term debt of $144,917,000 and $151,420,000, respectively, which is carried at accreted cost, had estimated fair values of approximately $146,287,000 and $150,063,000, respectively.

16.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

In the normal course of business, the Company enters into various debt and equity transactions as principal or agent. The execution, settlement and financing of these transactions can result in off-balance sheet risk or concentrations of credit risk.

NEUBERGER BERMAN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK—(Continued)

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

For transactions in which the Company extends credit to clients, the Company seeks to control the risks associated with these activities by requiring clients to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels daily and, pursuant to such guidelines, requests the deposit of additional collateral, or reduces securities positions when necessary. The Company’s policy is to take possession of securities purchased under agreements to resell.

As part of its prime brokerage business, the Company writes covered over-the-counter put options on listed equity securities with certain of its prime brokerage clients. Market risk is mitigated as the options are generally deep in the money and covered by an equivalent number of securities sold but not yet purchased. At  December 31, 2002, the fair value of such options and market value of securities sold was $900,000 and $3,700,000, respectively, and are included in securities sold but not yet purchased.

The Company enters into various over-the-counter, foreign exchange forward contracts on behalf of certain of its professional investor clearing services clients. These forward contracts, which were used by the clients to manage their portfolio exposure to foreign currency, are collateralized by the underlying securities in the clients’ accounts and have been executed with major financial institutions. As a result, the credit and market risks associated with these transactions have been greatly reduced. At December 31, 2002, the Company had outstanding obligations to purchase and sell foreign exchange forward contracts of $54,531,000, of which $50,441,000 and $4,090,000 is scheduled to expire by June 30, 2003 and December 31, 2003, respectively.

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

NEUBERGER BERMAN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	SEGMENT INFORMATION—(Continued)

securities lending, custody and recordkeeping services and treasury management. In the fourth quarter of 2002, the Company made a decision to eliminate all Nasdaq principal trading activities due to the structural changes in the market that the Company believes has permanently reduced profitability potential. The revenues derived by this segment are principally commissions, net interest, trading revenues and clearance fees. The Corporate segment reflects certain corporate results that are not directly related to the day-to-day operations of the Company’s principal business.

The Company does not record revenues from transactions between segments (referred to as intersegment revenues).

The Company evaluates performance of its segments based on profit or loss from operations before taxes. No single client accounted for more than 10% of the Company’s combined revenues. Information on statement of financial condition data by segment is not disclosed because it is not used for evaluating segment performance and deciding how to allocate resources to segments. Substantially all of the Company’s revenues are attributable to or located in the United States.

Summarized information for the Company’s reportable segments is presented in the following table (000’s omitted):

	For The Year Ended December 31, 2002
	Private Asset Management	Mutual Fund and Institutional	Professional Securities Services	Corporate	Total
Investment advisory and administrative fees	$204,493	$205,500	$7,921	$38	$417,952
Commissions	90,970	14,703	39,517	—	145,190
Net interest income (expense)	3,072	90	19,963	(3,960)	19,165
Principal transactions in securities, net	—	(29)	1,530	656	2,157
Clearance fees	—	—	13,045	—	13,045
Other income	1,222	66	4,147	414	5,849

Net revenues (loss) after interest expense	299,757	220,330	86,123	(2,852)	603,358
Operating expenses	159,051	137,558	77,201	21,719	395,529

Net income (loss) before taxes	$140,706	$82,772	$8,922	$(24,571)	$207,829

	For The Year Ended December 31, 2001
	Private Asset Management	Mutual Fund and Institutional	Professional Securities Services	Corporate	Total
Investment advisory and administrative fees	$201,956	$205,921	$5,712	$12	$413,601
Commissions	88,230	17,671	38,766	—	144,667
Net interest income (expense)	4,812	74	33,805	(4,061)	34,630
Principal transactions in securities, net	—	(56)	3,910	(1,066)	2,788
Clearance fees	—	—	13,450	—	13,450
Other income	740	90	3,282	34	4,146

Net revenues (loss) after interest expense	295,738	223,700	98,925	(5,081)	613,282
Operating expenses	154,069	140,641	71,833	17,680	384,223

Net income (loss) before taxes	$141,669	$83,059	$27,092	$(22,761)	$229,059

NEUBERGER BERMAN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	SEGMENT INFORMATION—(Continued)

	For The Year Ended December 31, 2000
	Private Asset Management	Mutual Fund and Institutional	Professional Securities Services	Corporate	Total
Investment advisory and administrative fees	$191,438	$206,965	$1,504	$—	$399,907
Commissions	93,967	16,958	35,664	—	146,589
Net interest income (expense)	5,040	29	38,331	(3,132)	40,268
Principal transactions in securities, net	—	72	10,670	(1,119)	9,623
Clearance fees	—	—	13,532	—	13,532
Other income	301	40	5,280	807	6,428

Net revenues (loss) after interest expense	290,746	224,064	104,981	(3,444)	616,347
Operating expenses	144,034	147,455	63,523	14,414	369,426

Net income (loss) before taxes	$146,712	$76,609	$41,458	$(17,858)	$246,921

The following table is a reconciliation of reportable segment net income to the Company’s consolidated totals (000’s omitted):

Total
For the Year Ended December 31, 2002
Net income before taxes	$207,829
Tax expense	(88,701)

Net income	$119,128

For the Year Ended December 31, 2001
Net income before taxes	$229,059
Tax expense	(96,391)

Net income	$132,668

For the Year Ended December 31, 2000
Net income before taxes	$246,921
Tax expense	(96,565)

Net income	$150,356

18.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2002, 2001, and 2000, the Company earned approximately $10,628,000, $14,174,000 and $13,028,000, respectively, in brokerage commissions from the Funds.

Included in fees receivable is $11,908,000 and $12,049,000 related to amounts due from the Funds at December 31, 2002 and 2001, respectively.

Certain employees of the Company are officers and/or trustees of the Funds. The Company also reimbursed certain Funds for expenses during the years ended December 31, 2002, 2001 and 2000, of approximately $2,266,000, $1,092,000 and $1,770,000, respectively, to the extent that such Funds exceeded their specified expense limitations.

Included in cash and cash equivalents is $258,156,000 and $184,161,000 related to investments in affiliated funds at December 31, 2002 and 2001, respectively. In addition, securities owned at market includes $31,842,000 and $23,092,000 of investments made by the Company in various Funds, respectively.

NEUBERGER BERMAN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2002
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net revenues after interest expense	$160,195	$160,330	$142,897	$139,936
Operating expenses	102,374	103,619	91,928	97,608

Net income before taxes	57,821	56,711	50,969	42,328
Tax expense	24,574	24,243	21,789	18,095

Net income	$33,247	$32,468	$29,180	$24,233

Net income per common share:
Basic	$0.48	$0.46	$0.42	$0.35

Diluted	$0.47	$0.46	$0.42	$0.35

	2001
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net revenues after interest expense	$154,832	$157,034	$149,860	$151,556
Operating expenses	95,776	98,860	92,056	97,531

Net income before taxes	59,056	58,174	57,804	54,025
Tax expense	24,822	24,490	24,335	22,744

Net income	$34,234	$33,684	$33,469	$31,281

Net income per common share:
Basic	$0.47	$0.46	$0.47	$0.45

Diluted	$0.46	$0.45	$0.47	$0.44

	2000
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net revenues after interest expense	$155,412	$151,810	$151,650	$157,475
Operating expenses	95,194	90,206	89,672	94,354

Net income before taxes	60,218	61,604	61,978	63,121
Tax expense	19,977	22,899	26,713	26,976

Net income	$40,241	$38,705	$35,265	$36,145

Net income per common share:
Basic	$0.54	$0.53	$0.48	$0.49

Diluted	$0.54	$0.52	$0.47	$0.48

20.	SUBSEQUENT EVENT

On January 27, 2003, NBI declared a quarterly cash dividend on its common stock in the amount of $0.075 per share. The dividend was paid on February 19, 2003 to stockholders of record at the close of business on February 7, 2003.

NEUBERGER BERMAN INC. AND SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT PARENT

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(in thousands)

	December 31,
	2002	2001
ASSETS
Cash and cash equivalents	$—	$4,131
Securities owned, at market value	—	10,210
Receivable from subsidiaries	35,342	58,961
Investment in subsidiaries	413,541	363,193
Furniture, equipment and leasehold improvements, at cost, net of accumulated depreciation and amortization of $13,376 and $4,955 at December 31, 2002 and 2001, respectively	26,832	19,672
Other assets	67,471	63,239

Total assets	$543,186	$519,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Other liabilities and accrued expenses	$29,050	$41,596

Long-term debt	144,917	151,420

Stockholders’ equity:
Common stock	763	753
Other equity	368,456	325,637

	369,219	326,390

Total liabilities and stockholders’ equity	$543,186	$519,406

The accompanying notes are an integral part of the condensed financial statements.

NEUBERGER BERMAN INC. AND SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT PARENT

(Continued)

CONDENSED STATEMENTS OF INCOME

(in thousands)

	For The Years Ended December 31,
	2002	2001	2000
REVENUES:
Interest	$402	$424	$—
Management fees	8,421	4,819	608

Gross revenues	8,823	5,243	608
Interest expense	3,154	1,643	—

Net revenues after interest expense	5,669	3,600	608

OPERATING EXPENSES:
Employee compensation and benefits	570	339	126
Depreciation and amortization	8,421	4,819	608
Other expenses	3,491	2,458	1,342

Total operating expenses	12,482	7,616	2,076

Loss from operations before equity in income of subsidiaries and taxes	(6,813)	(4,016)	(1,468)
Equity in income of subsidiaries	121,792	134,168	141,384

Net income before taxes	114,979	130,152	139,916
Tax benefit	(4,149)	(2,516)	(10,440)

Net income	$119,128	$132,668	$150,356

The accompanying notes are an integral part of the condensed financial statements.

NEUBERGER BERMAN INC. AND SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT PARENT

(Continued)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

	For The Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$119,128	$132,668	$150,356
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Equity in income of subsidiaries	(121,792)	(134,168)	(141,384)
Depreciation and amortization	8,421	4,819	608
Deferred tax (benefit) provision	18,151	16,344	(9,750)
Interest on long-term debt	3,154	1,643	—
Amortization of unearned compensation, net of forfeitures	5,754	2,678	—
Net tax benefit on options exercised	2,681	748	—
(Increase) decrease in operating assets—
Securities owned, at market value	10,210	(10,210)	—
Receivable from subsidiaries	23,619	(10,990)	1,604
Other assets	(1,164)	(12,627)	(23)
Increase (decrease) in operating liability—
Other liabilities and accrued expenses	(21,546)	31,181	(9,271)

Net cash provided by (used in) operating activities	46,616	22,086	(7,860)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of furniture, equipment and leasehold improvements	(15,581)	(16,592)	(8,245)
Cash paid for acquisitions	(14,273)	(51,486)	(7,882)
Dividends received from subsidiaries	77,000	78,300	80,000
Investment in subsidiaries	(5,556)	(3,500)	(1,157)

Net cash provided by investing activities	41,590	6,722	62,716

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,526	3,633	—
Payments for dividends	(21,091)	(20,374)	(19,646)
Purchase of treasury stock	(65,169)	(158,602)	(35,210)
Proceeds from issuance of long-term debt	—	150,666	—
Repurchase of long-term debt	(7,603)	—	—

Net cash used in financing activities	(92,337)	(24,677)	(54,856)

Net increase (decrease) in cash and cash equivalents	(4,131)	4,131	—
CASH AND CASH EQUIVALENTS, beginning of period	4,131	—	—

CASH AND CASH EQUIVALENTS, end of period	$—	$4,131	$—

The accompanying notes are an integral part of the condensed financial statements.

NEUBERGER BERMAN INC. AND SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT PARENT

(Continued)

CONDENSED STATEMENTS OF CASH FLOWS (Continued)

(in thousands, except share data)

Supplemental disclosures of cash flow information:

NBI made no interest payments for the years ended December 31, 2002, 2001 and 2000.

Tax payments totaled $88,062, $46,012 and $109,683 during the years ended December 31, 2002, 2001 and 2000, respectively.

Supplemental disclosures of non-cash operating, investing and financing activities:

During the first six months of 2000, based upon the price of its common stock at the close of business on June 30, 2000, NBI increased by $9,750 the carrying value of the deferred tax asset resulting from its initial, irrevocable non-cash contribution of 6,396,516 shares in connection with the initial public offering.

During 2000, as part of the purchase price of an acquisition, NBI issued 16,459 shares of common stock from treasury with a market value of $875. During 2001, as part of the purchase price of two acquisitions, NBI issued 402,857 shares of common stock from treasury with a market value of $15,500.

During 2002, NBI made an irrevocable non-cash contribution of 5,377 shares of its common stock to an employee defined Contribution Stock incentive plan trust (the “Trust”). The non-cash expense associated with the contribution totaled $250 and was recognized in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions.”

In connection with employee stock ownership plans, NBI issued for the years ended December 31, 2002, 2001 and 2000, 832,464, 163,502 and 43,756 of restricted shares, respectively, with market values of $29,517, $8,040 and $2,298, of which $4,705, $3,503 and $1,003 were issued from treasury, respectively. These issuances of shares were recorded as a credit to capital stock with a corresponding debit to unearned compensation. In addition, 35,942 and 3,379 shares of restricted common stock were forfeited during the years ended December 31, 2002 and 2001 with recorded values of $1,754 and $176, respectively. These forfeitures of shares were recorded as a debit to capital stock with corresponding credits to unearned compensation and employee compensation and benefits.

The accompanying notes are an integral part of the condensed financial statements.

NEUBERGER BERMAN INC. AND SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT PARENT

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

Securities owned are valued at market.

Investment in subsidiaries represents NBI’s investment in its subsidiary companies. Income and losses of the subsidiaries are recognized using equity method accounting.

Receivable from subsidiaries include cash advances and amounts due under intra-corporate tax sharing arrangements.

Management fees are recorded over the service period.

Dividends paid to NBI by its wholly owned subsidiaries were $77,000,000, $78,300,000 and $80,000,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

For information on the following, refer to the indicated Notes to the Consolidated Financial Statements, which are included elsewhere in this report.

•	Long-Term Debt (Note 7)

•	Commitments and Contingencies (Note 13)

Certain prior year amounts have been reclassified to conform with the current year’s presentation.

2.	SUBSEQUENT EVENT

On January 27, 2003, NBI declared a quarterly cash dividend on its common stock in the amount of $0.075 per share. The dividend was paid on February 19, 2003 to stockholders of record at the close of business on February 7, 2003.

Item 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 22, 2002, the company filed a Current Report on Form 8-K reporting that on April 22, 2002, the Company’s Board of Directors and its Audit Committee decided to no longer engage Arthur Andersen LLP as the Company’s independent public accountants and engaged KPMG LLP to serve as the Company’s independent public accountants for 2002.

PART III

Item 10.—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to Directors of the Company is set forth under the caption “Nominees for Election as Directors” in the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Proxy Statement”), and is incorporated herein by reference. Information relating to the Company’s Executive Officers is set forth in the caption “Executive Officers” in the Proxy Statement and is incorporated herein by reference.

Item 11.—EXECUTIVE COMPENSATION

Information relating to compensation of the Company’s Directors is set forth under the captions “Election of Directors—Compensation of Directors” in the Proxy Statement and information relating to compensation of the Executive Officers is set forth under the captions “Executive Compensation—Summary Compensation Table—Option Grants in 2002, and 2002 Aggregated Option Exercises and Year-End Option Values” in the Proxy Statement, and all such information is incorporated herein by reference.

Item 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to security ownership of certain beneficial owners and management is set forth under the captions “Stock Ownership of Principal Stockholders, Directors and Executive Officers” in the Proxy Statement and is incorporated herein by reference. Information relating to securities of the Company authorized for issuance under equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in the Proxy Statement and is incorporated herein by reference.

Item 13.—CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Information regarding certain relationships and related transactions is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated herein by reference.

Item 14.—CONTROLS AND PROCEDURES

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

PART IV

Item 15.—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

2.1

Plan of Merger and Exchange Agreement, dated as of August 2, 1999, by and among Neuberger Berman Inc., Neuberger Berman, LLC, the members of Neuberger Berman, LLC, Neuberger Berman Management Inc., the shareholders of Neuberger Berman Management Inc. and Neuberger Berman Sub Inc., a New York corporation.(1)

2.2	Amendment No. 1, dated as of September 30, 1999, to the Plan of Merger and Exchange Agreement, dated as of August 2, 1999.(2)

3.1	Certificate of Incorporation.(1)

3.2	By-Laws, as amended May 10, 2001.(3)

4.1	Specimen of Common Stock Certificate.(1)

4.2	Stockholders Agreement, dated as of August 2, 1999, by and among Neuberger Berman Inc. and the stockholders named therein.(1)

4.3	Trust Indenture, dated as of May 4, 2001, by and between Neuberger Berman Inc. and The Bank of New York.(4)

4.4	Registration Rights Agreement, dated as of May 4, 2001, by and between Neuberger Berman Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated.(4)

4.5	First Supplemental Indenture to Indenture dated as of May 2, 2002, by and between Neuberger Berman Inc. and The Bank of New York.(5)

4.6	Second Supplemental Indenture dated as of November 1, 2002, by and between Neuberger Berman Inc. and The Bank of New York.(6)

10.1	1999 Neuberger Berman Inc. Directors Stock Incentive Plan.(1)*

10.2	1999 Neuberger Berman Inc. Long-Term Incentive Plan.(1)*

10.3	1999 Neuberger Berman Inc. Annual Incentive Plan.(1)*

10.4	1999 Neuberger Berman Inc. Deferred Compensation Plan.(1)*

10.5	Neuberger Berman Inc. Employee Defined Contribution Stock Incentive Plan, as amended January 21, 2000.(7)*

10.6	Non-Competition Agreement, dated as of August 2, 1999, by and among the Company and the stockholders named therein.(1)*

10.7	Form of Employment Agreement, dated August 2, 1999, between Neuberger Berman, LLC and each continuing principal.(1)*

10.8	Subordinated Loan Agreement, dated as of August 31, 1998, between Neuberger Berman, LLC and NB Associates, LLC.(1)

10.9	First Amendment, dated March 30, 1999, to Subordinated Loan Agreement, dated August 31, 1998, between Neuberger Berman, LLC and NB Associates, LLC.(1)

10.10	Second Amendment, dated September 1, 1999, to subordinated Loan Agreement, dated August 31, 1998, between Neuberger Berman, LLC and NB Associates, LLC.(1)

10.11	$15,000,000 Promissory Note due September 1, 2000, issued by Neuberger Berman, LLC to NB Associates, LLC on September 1, 1999.(1)

10.12	Subordinated Note Purchase Agreement, dated September 1, 1999, between Neuberger Berman, LLC and The Travelers Insurance Company.(1)

10.13	$10,000,000 Floating Rate Subordinated Note due September 1, 2004, issued by Neuberger Berman, LLC to Tral & Co. on September 1, 1999.(1)

10.14	$25,000,000 Floating Rate Subordinated Note due September 1, 2004, issued by Neuberger Berman, LLC to Tral & Co. on September 1, 1999.(1)

10.15	Neuberger Berman Inc. Wealth Accumulation Plan.(8)*

10.16	Neuberger Berman Inc. Employee Stock Purchase Plan.(8)*

10.17	Amendment No. 1 to the 1999 Neuberger Berman Inc. Directors Stock Incentive Plan.(9)*

10.18	Amendment No. 1 to the 1999 Neuberger Berman Inc. Long-Term Incentive Plan.(9)*

10.19	Amendment No. 1 to the 1999 Neuberger Berman Inc. Annual Incentive Plan.(9)*

10.20	Amendment No. 2 to the Neuberger Berman Inc. Employee Defined Contribution Stock Incentive Plan.(9)*

10.21	Neuberger Berman Inc. Wealth Accumulation Plan, Amended and Restated as of September 1, 2000.(9)*

10.22	Neuberger Berman Inc. Employee Stock Purchase Plan, Amended and Restated as of September 1, 2000.(9)*

10.23	Letter, dated August 14, 2002, from Neuberger Berman Inc. to Mr. Jack Rivkin* (filed herewith).

12.1	Computation in support of ratio of earnings to fixed charges (filed herewith).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Explanation Concerning Absence of Current Written Consent of Arthur Andersen LLP (filed herewith).

24.1	Powers of Attorney (included on signature pages).

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2	Certification of Chief Financial Officer Pursuant t 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Incorporated by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-84525).
(2)	Incorporated by reference to the corresponding exhibit to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (No. 333-84525).
(3)	Incorporated by reference to the corresponding exhibit to the Registrant’s Amendment No. 2 to Registration Statement on Form S-3 (No. 333-62350).
(4)	Incorporated by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2001.
(5)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2002.
(6)	Incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K, dated October 29, 2002.
(7)	Incorporated by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K, for the period ended December 31, 1999.
(8)	Incorporated by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2000.
(9)	Incorporated by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K, for the period ended December 31, 2000.
*	This exhibit is a management contract or compensatory plan or agreement.

(b)	Reports on Form 8-K:

On October 22, 2002, we filed a Current Report on Form 8-K with respect to our earnings for the third quarter ended September 30, 2002, and the declaration of the fiscal quarter cash dividend.

On November 1, 2002, we filed a Current Report on Form 8-K with respect to the amendment of certain terms of our Liquid Yield Option™ Notes due 2021.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUBERGER BERMAN INC.

By:	/S/ JEFFREY B. LANE
Jeffrey B. Lane President and Chief Executive Officer

Dated:  March 31, 2003

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey B. Lane, Robert Matza, Matthew S. Stadler and Kevin Handwerker, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities and Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LAWRENCE ZICKLIN Lawrence Zicklin	Chairman of the Board of Directors	March 31, 2003

/S/ MARVIN C. SCHWARTZ Marvin C. Schwartz	Vice Chairman of the Board of Directors	March 31, 2003

/S/ JEFFREY B. LANE Jeffrey B. Lane	President, Chief Executive Officer and Director	March 31, 2003

/S/ JOYCE F. BROWN Joyce F. Brown	Director	March 31, 2003

/S/ NATHAN GANTCHER Nathan Gantcher	Director	March 31, 2003

/S/ DAVID W. GLENN David W. Glenn	Director	March 31, 2003

/S/ ARTHUR LEVITT, JR. Arthur Levitt, Jr.	Director	March 31, 2003

Signature	Title	Date

/S/ JON C. MADONNA Jon C. Madonna	Director	March 31, 2003

/S/ ROBERT MATZA Robert Matza	Executive Vice President, Chief Operating Officer and Director	March 31, 2003

/S/ JACK H. NUSBAUM Jack H. Nusbaum	Director	March 31, 2003

/S/ HEIDI L. STEIGER Heidi L. Steiger	Executive Vice President and Director	March 31, 2003

/S/ MATTHEW S. STADLER Matthew S. Stadler	Senior Vice President, Chief Financial Officer and Chief Accounting Officer	March 31, 2003

/S/ PETER E. SUNDMAN Peter E. Sundman	Executive Vice President, and Director	March 31, 2003

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF

THE SECURITIES EXCHANGE ACT OF 1934,

AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Jeffrey B. Lane, certify that:

1.	I have reviewed this annual report on Form 10-K of Neuberger Berman Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ JEFFREY B. LANE
Jeffrey B. Lane Chief Executive Officer

Date: March 31, 2003

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF

THE SECURITIES EXCHANGE ACT OF 1934,

AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Matthew S. Stadler, certify that:

1.	I have reviewed this annual report on Form 10-K of Neuberger Berman Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ MATTHEW S. STADLER
Matthew S. Stadler Chief Financial Officer

Date: March 31, 2003