Form 10-Q
period 2003-03-31
NEUBERGER BERMAN INC
filed 2003-05-15
CIK 1068144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2003

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

Yes    ☒         No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes    ☒          No    ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes    ☐          No    ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 70,277,453 shares of Common Stock, par value $.01 per share, were outstanding as of April 30, 2003.

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

Part I—Financial Information

Item 1.— Financial Statements

Neuberger Berman Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)

	March 31, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$328,672	$279,610
Cash and securities segregated for the exclusive benefit of clients	347,928	391,229
Cash and securities deposited with clearing organizations (including securities with market values of $10,243 and $14,205 at March 31, 2003 and December 31, 2002, respectively)	14,247	15,785
Securities purchased under agreements to resell	4,155	305,017
Receivable from brokers, dealers and clearing organizations	3,134,409	2,264,656
Receivable from clients	376,351	502,549
Fees receivable	31,432	28,829
Furniture, equipment and leasehold improvements, at cost, net of accumulated depreciation and amortization of $57,474 and $53,486 at March 31, 2003 and December 31, 2002, respectively	43,449	43,912
Other assets	283,526	273,653

Total assets	$4,564,169	$4,105,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Securities sold under agreements to repurchase	$—	$368,227
Payable to brokers, dealers and clearing organizations	2,959,223	1,972,300
Payable to clients	934,543	1,101,637
Other liabilities and accrued expenses	107,383	113,940

	4,001,149	3,556,104

Long-term debt	145,188	144,917

Subordinated liability	35,000	35,000

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued at March 31, 2003 and December 31, 2002	—	—
Common stock, $.01 par value; 250,000,000 shares authorized; 76,985,277 and 76,299,152 shares issued at March 31, 2003 and December 31, 2002, respectively; 70,154,154 and 69,741,097 shares outstanding at March 31, 2003 and December 31, 2002, respectively	770	763
Paid-in capital	385,063	367,976
Retained earnings	287,877	271,302

	673,710	640,041
Less: Treasury stock, at cost, of 6,831,123 and 6,558,055 shares at March 31, 2003 and December 31, 2002, respectively	(248,087)	(241,329)
Unearned compensation	(42,791)	(29,493)

Total stockholders’ equity	382,832	369,219

Total liabilities and stockholders’ equity	$4,564,169	$4,105,240

The accompanying notes are an integral part of the condensed consolidated financial statements.

Neuberger Berman Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	For The Three Months Ended March 31,
	2003	2002
REVENUES:
Investment advisory and administrative fees	$101,709	$108,912
Commissions	26,404	39,598
Interest	12,176	19,378
Clearance fees	3,941	2,931
Other income	1,465	3,337

Gross revenues	145,695	174,156
Interest expense	8,884	13,961

Net revenues after interest expense	136,811	160,195

OPERATING EXPENSES:
Employee compensation and benefits	62,586	68,439
Information technology	7,274	5,797
Rent and occupancy	6,216	5,503
Brokerage, clearing and exchange fees	2,363	3,039
Advertising and sales promotion	1,412	2,193
Distribution and fund administration	5,811	5,820
Professional fees	3,155	2,542
Depreciation and amortization	4,104	3,697
Other expenses	6,222	5,344

Total operating expenses	99,143	102,374

Net income before taxes	37,668	57,821
Provision for income taxes	15,820	24,574

Net income	$21,848	$33,247

Net income per common share
Net income per share—Basic	$0.32	$0.48

Net income per share—Diluted	$0.32	$0.47

Weighted average common shares outstanding—Basic	68,723	70,044

Weighted average common shares outstanding—Diluted	69,244	71,279

The accompanying notes are an integral part of the condensed consolidated financial statements.

Neuberger Berman Inc. and Subsidiaries

Condensed Consolidated Statements of Changes

In Stockholders’ Equity (Unaudited)

(in thousands)

	For The Three Months Ended March 31, 2003
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Compensation	Total
Beginning balance, December 31, 2002	$763	$367,976	$271,302	$(241,329)	$(29,493)	$369,219
Dividends	—	—	(5,273)	—	—	(5,273)
Acquisition of treasury stock	—	—	—	(9,574)	—	(9,574)
Issuance of common stock	7	17,185	—	2,921	(16,279)	3,834
Amortization of unearned compensation	—	—	—	—	2,885	2,885
Forfeitures of restricted stock awards	—	(98)	—	(105)	96	(107)
Net income	—	—	21,848	—	—	21,848

Ending balance, March 31, 2003	$770	$385,063	$287,877	$(248,087)	$(42,791)	$382,832

The accompanying notes are an integral part of the condensed consolidated financial statements.

Neuberger Berman Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For The Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$21,848	$33,247
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Depreciation and amortization	4,104	3,697
Deferred tax provision (benefit)	(1,263)	1,618
Amortization of unearned compensation, net of forfeitures	2,778	1,340
Interest on long-term debt	1,544	616
Net tax benefit on options exercised	3,398	1,745
(Increase) decrease in operating assets—
Cash and securities segregated for the exclusive benefit of clients	43,301	(398,268)
Cash and securities deposited with clearing organizations	1,538	(28)
Securities purchased under agreements to resell	300,862	113,714
Receivable from brokers, dealers and clearing organizations	(869,753)	(103,666)
Receivable from clients	126,198	201,808
Fees receivable	(2,603)	(3,798)
Other assets	(8,177)	(5,269)
Increase (decrease) in operating liabilities—
Securities sold under agreements to repurchase	(368,227)	(143,416)
Payable to brokers, dealers and clearing organizations	986,923	427,820
Payable to clients	(167,094)	(110,018)
Other liabilities and accrued expenses	(6,557)	(51,288)

Net cash provided by (used in) operating activities	68,820	(30,146)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of furniture, equipment and leasehold improvements	(3,525)	(6,961)
Cash paid for acquisitions	(1,822)	—

Cash used in investing activities	(5,347)	(6,961)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for dividends	(5,273)	(5,302)
Issuance of common stock	436	537
Purchase of treasury stock	(9,574)	(18,168)

Net cash used in financing activities	(14,411)	(22,933)

Net increase (decrease) in cash and cash equivalents	49,062	(60,040)
CASH AND CASH EQUIVALENTS, beginning of period	279,610	282,040

CASH AND CASH EQUIVALENTS, end of period	$328,672	$222,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Neuberger Berman Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(in thousands, except share data)

Supplemental disclosures of cash flow information:

Interest payments totaled $6,956 and $12,836 for the three months ended March 31, 2003 and 2002, respectively.

Tax payments totaled $1,993 and $31,124 for the three months ended March 31, 2003 and 2002, respectively.

Supplemental disclosures of non-cash operating and financing activities:

In the first quarter of 2002, Neuberger Berman Inc. recorded a non-cash expense of $250 related to an irrevocable contribution to an employee defined contribution stock incentive plan trust, which was recognized in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions.”

In connection with employee stock ownership plans, Neuberger Berman Inc. issued for the three months ended March 31, 2003 and 2002, 524,289 and 206,929 of restricted shares, respectively, with market values of $16,279 and $8,889, of which $2,288 and $2,320 were issued from treasury, respectively. These issuances of shares were recorded as a credit to capital stock with a corresponding debit to unearned compensation. In addition, 4,403 and 2,288 shares of restricted stock were forfeited in the first three months of 2003 and 2002, respectively, with recorded values of $203 and $101, respectively. These forfeitures of shares were recorded as a debit to capital stock with corresponding credits to unearned compensation and employee compensation and benefits.

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

2.    Basis of Presentation and Significant Accounting Policies

The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, which are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior period amounts have been reclassified to conform to the three months ended March 31, 2003 presentation.

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

Neuberger Berman Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the unaudited condensed consolidated financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 addresses the disclosures to be made by a guarantor about its obligations under certain guarantees issued and also states that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year end. The adoption of FIN 45 did not have a material impact on the unaudited condensed consolidated financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation changes the method of determining whether certain entities should be included in the Company’s unaudited condensed consolidated financial statements. An entity is subject to FIN 46 and is called a variable interest entity (“VIE”) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries.” A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has absorbed a majority of the expected losses or received a majority of the expected residual returns or both. The consolidation requirements of FIN 46 apply to all VIEs created after January 31, 2003, and apply in periods beginning after June 15, 2003 for VIEs that existed prior to February 1, 2003. There were no VIE’s created after January 31, 2003 that would require consolidation. While the Company has not yet completed its analysis of the impact of this interpretation for the entities that existed prior to February 1, 2003, the Company does not anticipate that the adoption of this interpretation will have a material impact on the unaudited condensed consolidated financial condition or results of operations.

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

Beginning in January of 2003, the Company accounts for stock options in accordance with the fair-value method prescribed by SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), using the prospective adoption method. Under this method, compensation expense is recognized based on the fair value of new stock options granted, including reload options, in 2003 and future periods over the applicable vesting period. The amount of compensation to be recognized under SFAS 123 in future periods is not currently determinable because the number and value of stock options to be granted in the future is not yet known.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and

Neuberger Berman Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

for hedging activities under SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the unaudited condensed consolidated statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not anticipate SFAS 149 having a material impact on the unaudited condensed consolidated financial condition or results of operations.

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

In accordance with the guidelines set forth under SFAS 142, a detailed valuation analysis was performed as of December 31, 2002 (annual test), incorporating discounted cash flow techniques to measure both the fair value and the carrying value of each business segment. As a result of the valuation analysis, it was determined that no goodwill impairment existed because the fair value of each business segment substantially exceeded its carrying value. During the quarter ended March 31, 2003, there were no events or circumstances that would more likely than not reduce the fair value of the business segment below its carrying value and, accordingly, no additional testing for impairment is required until the annual test at year end.

4.    Long-Term Debt

On May 4, 2001, in accordance with Rule 144A of the Securities Act of 1933, as amended, the Company sold $175,000,000 principal amount at maturity of zero-coupon senior convertible notes due 2021, resulting in proceeds of approximately $151,000,000. The issue price represents a yield to maturity of 0.75% per year, which is accounted for using the effective interest rate method. Each $1,000 principal amount at maturity of the convertible securities is convertible into 13.8879 shares of the Company’s common stock upon the occurrence of any of the following events: i) during any calendar quarter commencing after June 30, 2001, the closing sale price of NBI’s common stock on the New York Stock Exchange (“NYSE”) for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than a specified percentage, initially 120% and declining 0.12658% each quarter thereafter, of the accreted conversion price per share of the Company’s common stock on the last trading day of the preceding calendar quarter; ii) the Company elects to redeem the convertible securities; iii) the Company takes certain corporate actions, such as the declaration of an extraordinary dividend; and iv) the credit rating by Standard & Poor’s is below investment grade. The Company may redeem the convertible securities for cash on or after May 4, 2006, at their accreted value. The Company may be required to repurchase the convertible securities at the accreted value thereof, at the option of the holders on May 4 of 2004, 2006, 2011 and 2016. The Company may choose to

Neuberger Berman Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

pay for such repurchases in cash or shares of its common stock. In the event the Company is required to repurchase the convertible securities prior to maturity, it is the Company’s intention to pay for such repurchases in cash. For the three months ended March 31, 2003 and 2002, the Company recorded accreted interest of $271,000 and $284,000, respectively.

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

Effective November 1, 2002, the Company amended the terms of its convertible securities to add cash interest payments of 3.047% per annum of the principal amount at maturity on its outstanding securities for the next 18 months. This additional interest, which is the equivalent of 3.500% of $870.67, the accreted value on November 4, 2002, is paid on a semi-annual basis in arrears on May 4, 2003, November 4, 2003 and May 4, 2004 to holders of record at the close of business on April 15, 2003, October 15, 2003 and April 15, 2004, respectively. As of the close of business on November 1, 2002, holders of approximately 0.02%, or $25,000 principal amount at maturity of the convertible securities made an irrevocable election to exercise their option to cause the Company to repurchase their convertible securities at their accreted value of $870.67 on November 4, 2002, resulting in a cash payment of $22,000.

On May 5, 2003, the Company made a semi-annual interest payment of $2,533,000 on its outstanding convertible securities to holders of record at the close of business on April 15, 2003.

5.    Regulatory Requirements

NB, LLC and NBMI, as registered broker-dealers and member firms of the NYSE and the National Association of Securities Dealers, are subject to the SEC’s Uniform Net Capital Rule 15c3-1 (“the Rule”), which requires that broker-dealers maintain a minimum level of net capital, as defined. As of March 31, 2003, NB, LLC and NBMI had net capital of approximately $226,685,000 and $9,489,000, respectively, which exceeded their requirements by approximately $210,221,000 and $9,239,000, respectively.

The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer would be less than the amount required under the Rule. Accordingly, at March 31, 2003, the payments of dividends and advances to NBI by NB, LLC and NBMI are limited to approximately $185,525,000 and $9,189,000, respectively, under the most restrictive of these requirements.

As of March 31, 2003, cash of $43,250,000, contract value plus accrued interest of $34,008,000 on various U.S. Government obligations purchased under agreements to resell and $251,477,000 of U.S. Treasury bills have been segregated in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the SEC. In addition, cash of approximately $102,000 and U.S. Treasury bills with a market value of approximately $997,000 have been segregated under the Commodity Exchange Act.

Neuberger Berman Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As a clearing broker-dealer, NB, LLC has elected to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (“PAIB Calculation”), as defined. The PAIB Calculation is computed to give correspondent firms the ability to classify their assets held by NB, LLC as allowable assets in the correspondents’ net capital calculation. At March 31, 2003, $18,094,000 of U.S. Treasury bills were segregated in a special reserve bank account for the exclusive benefit of customers-PAIB under Rule 15c3-3 of the SEC.

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

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2003 and 2002:

	For The Three Months Ended March 31,
	2003	2002
	(In Thousands, Except Per Share Data)
Net income	$21,848	$33,247

Basic weighted average shares outstanding	68,723	70,044
Dilutive potential shares from stock options and certain restricted stock awards	521	1,235

Dilutive weighted average shares outstanding	69,244	71,279

Basic earnings per share	$0.32	$0.48

Diluted earnings per share	$0.32	$0.47

Options on approximately 3,204,000 and 1,042,000 shares for the three months ended March 31, 2003 and 2002, respectively, have been excluded from the earnings per share computation above due to their anti-dilutive effect. Due to its contingent conversion feature, long-term debt has not been considered.

7.    Contingencies

The Company is involved in legal proceedings concerning matters arising in connection with the conduct of its business. Such proceedings generally include actions arising out of the Company’s activities as an investment adviser and actions in connection with the provision of clearing services. Although there can be no assurances as to the ultimate outcome, the Company generally has denied, or believes it has a meritorious defense and will deny, liability in cases pending against it and intends to defend vigorously each such case. Based on information currently available, advice of counsel, available insurance coverage and established reserves, the Company believes that the eventual outcome of the actions against it, will not, in the aggregate, have a material adverse effect on its unaudited condensed consolidated financial position, results of operations or liquidity.

Neuberger Berman Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8.    Stock Options

The Company has two stock incentive plans that provide for the granting of stock options, the 1999 Neuberger Berman Inc. Long-Term Incentive Plan, as amended (the “LTIP”) and the 1999 Neuberger Berman Inc. Directors Stock Incentive Plan (the “DSIP”) (collectively, the “Plans”). The LTIP provides for the grant of stock options to employees and the DSIP provides for the grant of stock options to members of the Board of Directors of the Company who are not employees of the Company.

Options generally are granted at the fair market value of NBI common stock at the date of grant, vest ratably over a five-year period and expire on the tenth anniversary of the grant date. The Plans also permit an employee or director exercising an option to be granted new options (“reload options”) in an amount equal to the number of common shares used to satisfy the exercise price and withholding taxes, if any, due upon exercise. In order to receive reload options, the fair value of a share of NBI common stock must exceed the exercise price by at least 20% on the date of exercise. The reload options vest after six months and expire after the remaining term of the related original option grant. The dilutive effect of outstanding options is reflected as dilutive potential shares in the computation of earnings per share (see Note 6).

Information with respect to stock option activity under the Plans for the three months ended March 31, 2003 is set forth below:

	Range of Exercise Prices
	$18.75- $19.99	$20.00- $29.99	$30.00- $39.99	$40.00- $49.99	$50.00- $55.29	Total
Balance at December 31, 2002	1,823,973	586,717	267,003	2,313,656	623,231	5,614,580
Granted—reload	—	407,191	—	—	—	407,191
Forfeited	(48,000)	—	—	—	—	(48,000)
Exercised	(459,614)	(195,000)	—	—	—	(654,614)

Balance at March 31, 2003	1,316,359	798,908	267,003	2,313,656	623,231	5,319,157

The Company had historically accounted for stock options granted under the Plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In accordance with APB 25, compensation expense is generally not recognized for stock options that have no intrinsic value on the date of grant.

Beginning in January of 2003, the Company accounts for stock options in accordance with the fair-value method prescribed by SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), using the prospective adoption method. Under this method, compensation expense is recognized based on the fair value of new stock options granted, including reload options, in 2003 and future periods over the applicable vesting period. For the three months ended March 31, 2003, the Company recorded $14,000, which is included in employee compensation and benefits, with respect to reload options issued during the quarter.

Neuberger Berman Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock options granted prior to January 1, 2003 were accounted for, and will continue to be accounted for, under the intrinsic value-based method as prescribed by APB 25. Therefore, no compensation expense was recognized for those stock options that had no intrinsic value on the date of grant. If the Company were to recognize compensation expense over the applicable vesting periods, under the fair-value method of SFAS 123 with respect to these stock options, net income would have decreased, resulting in proforma net income and net income per share as presented below:

	For The Three Months Ended March 31,
	2003	2002
	(In thousands, except per share data)
Net income, as reported	$21,848	$33,247
Add: Stock-based employee compensation expense, net of related tax effects, included in net income, as reported	1,619	770
Deduct: Total stock-based employee compensation expense, net of related tax effects, determined under fair-value based method for all awards	(3,408)	(2,439)

Pro forma net income	$20,059	$31,578

Net income per common share:
Basic—as reported	$.32	$.48

Basic—pro forma	$.29	$.45

Diluted—as reported	$.32	$.47

Diluted—pro forma	$.29	$.44

The effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future periods.

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

The Company enters into various over-the-counter, foreign exchange forward contracts on behalf of certain of its professional investor clearing services clients. These forward contracts, which are used by the clients to manage their portfolio exposure to foreign currency, are collateralized by the underlying securities in the clients’ accounts and have been executed with major financial institutions. As a result, the credit and market risks associated with these transactions have been greatly reduced. At March 31, 2003, the Company had outstanding obligations to purchase and sell foreign exchange forward contracts of approximately $144,539,000, of which $91,783,000 and $52,756,000 is scheduled to expire by June 30, 2003 and December 31, 2003, respectively.

10.    Segment Information

Under the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company has four reportable segments: Private Asset

Neuberger Berman Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Management, Mutual Fund and Institutional, Professional Securities Services and Corporate. The Private Asset Management segment provides customized wealth management services, including investment management for high net worth individuals, families and smaller institutions through asset management, advisory services and trust services. Its revenues are principally investment advisory fees and commissions. The investment advisory and administrative services that are provided through the Mutual Fund and Institutional segment include: the management of the Neuberger Berman family of mutual funds, investment management of institutional separate account products and wrap products sponsored by third party brokerage firms and banks. Its revenues are principally investment advisory and administrative fees and commissions. The Professional Securities Services segment provides trade execution, clearing, custody, margin financing, portfolio reporting and trust services through its professional investor clearing services business. This segment also provides wealth management services, research sales and other activities, including market making, global securities lending, custody and recordkeeping services and treasury management. In the fourth quarter of 2002, the Company made a decision to eliminate all Nasdaq principal trading activities due to the structural changes in the market that the Company believes has permanently reduced profitability potential. The revenues derived by this segment are principally commissions, net interest, trading revenues and clearance fees. The Corporate segment reflects certain corporate results that are not directly related to the day-to-day operations of the Company’s principal business.

The Company does not record revenues from transactions between segments (referred to as intersegment revenues).

The Company evaluates performance of its segments based on profit or loss from operations before taxes. No single client accounted for more than 10% of the Company’s combined revenues. Information on the unaudited condensed consolidated statement of financial condition data by segment is not disclosed because it is not used for evaluating segment performance and deciding how to allocate resources to segments. Substantially all of the Company’s revenues and assets are attributable to or located in the United States.

Summarized financial information for the Company’s reportable segments is presented in the following table (in thousands):

	For The Three Months Ended March 31,
	2003	2002
PRIVATE ASSET MANAGEMENT
Net revenues after interest expense	$62,324	$81,493
Net income before taxes	$27,124	$38,373
MUTUAL FUND & INSTITUTIONAL
Net revenues after interest expense	$56,927	$56,737
Net income before taxes	$18,134	$21,649
PROFESSIONAL SECURITIES SERVICES
Net revenues after interest expense	$18,246	$22,674
Net income (loss) before taxes	$(1,538)	$3,619
CORPORATE
Net loss after interest expense	$(686)	$(709)
Net loss before taxes	$(6,052)	$(5,820)
TOTAL
Net revenues after interest expense	$136,811	$160,195
Net income before taxes	$37,668	$57,821

Neuberger Berman Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11.    Subsequent Event

On April 28, 2003, the Board of Directors of NBI declared a quarterly cash dividend on its common stock in the amount of $0.075 per share. The dividend is payable on May 21, 2003 to stockholders of record at the close of business on May 9, 2003.

Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth on the following pages is management’s discussion and analysis of the results of operations for the three months ended March 31, 2003 and March 31, 2002. Such information should be read in conjunction with our Condensed Consolidated Financial Statements together with the Notes to the Condensed Consolidated Financial Statements.

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

Business Environment

U.S. stocks turned in a relatively weak performance in the first quarter of 2003, in an environment dominated by worries about war in Iraq. A short-lived rally in March, driven largely by early successes in the war, helped erase previous losses, but was not enough to push stocks into positive territory for the period. The Dow Jones Industrial Average lost 3.6% and the Standard & Poor’s 500 Index declined 3.2%. Most other major market indices also posted modest declines, with growth stocks generally outperforming value stocks and the stocks of larger companies outpacing those of smaller companies. The Nasdaq Composite eked out a slight gain of 0.4% due to good relative performance in the telecommunications and biotech sectors. Real Estate Investment Trusts (REITs) also turned in slightly positive performance, with the NAREIT Equity REIT Index rising 0.7%.

While equity markets struggled, bonds extended their three-year bull market, with the Lehman Brothers U.S. Aggregate Index generating a 1.4% return. Not all bonds benefited equally from investors’ “flight to quality,” however. A number of concerns affected the municipal bond market during the period, including the surging federal deficit, which may affect state and local budgets that are already struggling with a weak economy. The high-yield bond area experienced a run-up late last year that extended into 2003, primarily benefiting riskier, lower-credit issues. The rally was driven by strong technical factors, including positive inflows into high-yield mutual funds and reduced cash positions in those funds, as well as by declining default rates.

Despite the stock market’s troubles, the economy has continued to grow, albeit slowly. The markets continue to be awash in liquidity, with interest rates hitting new long-term lows and corporations and individuals alike taking advantage of the low rates to refinance their debt. Although the Fed did not lower rates at its mid-March meeting, it made clear that it will cut rates further if necessary.

Neuberger Berman’s business units were negatively affected by investors’ continued avoidance of equity investments and a sharp fall-off in turnover in the equity markets. At the end of the first quarter one year ago, approximately 71% of the firm’s assets under management were invested in equities; as of March 31, 2003, this number had dropped to 55%, with 45% of assets under management invested in fixed-income securities. At quarter-end, the firm’s total assets under management were $56.3 billion, down 9.1% from a quarterly record of $61.9 billion at March 31, 2002, but up slightly from $56.1 billion at the end of 2002. Assets under management in our Private Asset Management segment were $21.5 billion, down 16.4% from $25.7 billion at March 31, 2002, and relatively flat compared with the previous quarter. Despite the overall market declines, investment performance in the Private Asset Management segment year-to-date has outpaced the rate of return of the S&P 500 Index. Assets under management in our Mutual Fund and Institutional segment were $34.8 billion at quarter-end, down 3.8% from $36.1 billion at March 31, 2002, and up slightly from $34.5 billion at year-end 2002. Mutual fund performance was very good, with 83% of the assets in our equity funds outperforming their benchmarks in the quarter. Net cash flows in the segment also continued to be positive, at $552 million versus $1.4 billion in the period last year.

Critical Accounting Policies

The Notes to our Condensed Consolidated Financial Statements contain a summary of our significant accounting policies, including a discussion of recently issued accounting pronouncements. Certain of these policies, as well as estimates made by us, are considered to be important to the portrayal of our financial condition, since they require management to make subjective judgments and estimates, some of which may relate to matters that are inherently uncertain. Additional information about these policies can be found in Note 2 to our Condensed Consolidated Financial Statements.

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

In accordance with the guidelines set forth under SFAS 142, a detailed valuation analysis was performed as of December 31, 2002 (annual test), incorporating discounted cash flow techniques to measure both the fair value and the carrying value of each of our business segments. As a result of the valuation analysis, it was determined that no goodwill impairment existed because the fair value of each business segment substantially exceeded its carrying value. During the quarter ended March 31, 2003, there were no events or circumstances that would more likely than not reduce the fair value of the business segment below its carrying value and, accordingly, no additional testing for impairment is required until the annual test at year end.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our unaudited condensed consolidated financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 addresses the disclosures to be made by a guarantor about its obligations under certain guarantees issued and also states that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year end. The adoption of FIN 45 did not have a material impact on our unaudited condensed consolidated financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation changes the method of determining whether certain entities should be included in our unaudited condensed consolidated financial statements. An entity is subject to FIN 46 and is called a variable interest entity (“VIE”) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries.” A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has absorbed a majority of the expected losses or received a majority of the expected residual returns or both. The consolidation requirements of FIN 46 apply to all VIEs created after January 31, 2003, and apply in periods beginning after June 15, 2003 for VIEs that existed prior to February 1, 2003. There were no VIEs created after January 31, 2003 that would require consolidation. While we have not yet completed our analysis of the impact of this interpretation for entities that existed prior to February 1, 2003, we do not anticipate that the adoption of this interpretation will have a material impact on our unaudited condensed consolidated financial condition or results of operations.

We have historically accounted for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted by Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In accordance with APB 25, compensation expense is generally not recognized for stock options that have no intrinsic value on the date of grant.

Beginning in January of 2003, we account for stock options in accordance with the fair-value method prescribed by SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), using the prospective adoption method. Under this method, compensation expense is recognized based on the fair value of new stock options granted, including reload options, in 2003 and future periods over the applicable vesting period. The amount of compensation to be recognized under SFAS 123 in future periods is not currently determinable because the number and value of stock options to be granted in the future is not yet known.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the unaudited condensed consolidated statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not anticipate SFAS 149 having a material impact on our unaudited condensed consolidated financial condition or results of operations.

Recent Developments

On April 25, 2003, the Neuberger Berman Realty Income Fund, a closed-end mutual fund, priced its common stock initial public offering, raising $360 million. The primary investment objective is to provide high current income, with capital appreciation as a secondary investment objective, by investing in real estate related companies, including real estate investment trusts (REITs).

On May 5, 2003, we made a semi-annual interest payment of $2.5 million on our outstanding convertible securities to holders of record at the close of business on April 15, 2003.

Results of Operations

Our business is divided functionally into three major business segments: Private Asset Management, Mutual Fund and Institutional and Professional Securities Services. Our Private Asset Management segment provides customized wealth management services, including investment management for high net worth individuals, families and smaller institutions through asset management, advisory services and trust services. The investment advisory and administrative services that we provide through our Mutual Fund and Institutional segment include: the management of the Neuberger Berman family of mutual funds, investment management of institutional separate account products and wrap products sponsored by third party brokerage firms and banks. Our Professional Securities Services segment provides trade execution, clearing, custody, margin financing, portfolio reporting and trust services through professional investor clearing services. This segment also provides wealth management services, research sales and other activities, including market making, global securities lending, custody and recordkeeping services and treasury management. In the fourth quarter of 2002, we made a decision to eliminate all Nasdaq principal trading activities due to the structural changes in that market which we believe have permanently reduced profitability potential. The Corporate segment reflects certain corporate results that are not directly related to the day-to-day operations of our principal business. These include results from our investments in our mutual funds, corporate marketing expense and interest on long-term debt. The following tables of selected financial data present our business segments in a manner consistent with the way that we manage our businesses.

Results of Operations for the Three Months Ended March 31, 2003 and 2002

Results of Operations

(in thousands)

For The Three Months Ended March 31, 2003	Private Asset Management	Mutual Fund and Institutional	Professional Securities Services	Corporate	Total
Net revenues (loss) after interest expense	$62,324	$56,927	$18,246	$(686)	$136,811
Operating expenses	35,200	38,793	19,784	5,366	99,143

Net income (loss) before taxes	$27,124	$18,134	$(1,538)	$(6,052)	$37,668

For The Three Months Ended March 31, 2002	Private Asset Management	Mutual Fund and Institutional	Professional Securities Services	Corporate	Total
Net revenues (loss) after interest expense	$81,493	$56,737	$22,674	$(709)	$160,195
Operating expenses	43,120	35,088	19,055	5,111	102,374

Net income (loss) before taxes	$38,373	$21,649	$3,619	$(5,820)	$57,821

Assets Under Management

(in millions)

	For The Three Months Ended
	March 31, 2003	March 31, 2002
PRIVATE ASSET MANAGEMENT
Assets under management, beginning of period	$21,560	$25,004

Net additions (withdrawals)	(11)	32
Market appreciation (depreciation)	(32)	695

Total increase (decrease)	(43)	727

Assets under management, end of period(1)	$21,517	$25,731

Equity component of assets under management	66%	77%

MUTUAL FUND & INSTITUTIONAL
Equity Separate Accounts
Assets under management, beginning of period	$5,907	$6,290

Net withdrawals	(277)	(28)
Market appreciation (depreciation)	(59)	280

Total increase (decrease)	(336)	252

Assets under management, end of period(1)	$5,571	$6,542

Fixed Income Separate Accounts
Assets under management, beginning of period	$5,770	$5,229

Net additions	124	93
Market appreciation (depreciation)	73	(60)

Total increase	197	33

Assets under management, end of period	$5,967	$5,262

Managed Account Group
Assets under management, beginning of period	$5,739	$3,037

Net additions	680	452
Market appreciation	74	55

Total increase	754	507

Assets under management, end of period	$6,493	$3,544

Mutual Fund and Sub-Advised Accounts
Assets under management, beginning of period	$17,111	$19,488

Net additions	25	896
Market appreciation (depreciation)	(413)	410

Total increase (decrease)	(388)	1,306

Assets under management, end of period(2)	$16,723	$20,794

Sub-Total Mutual Fund & Institutional
Assets under management, beginning of period	$34,527	$34,044

Net additions	552	1,413
Market appreciation (depreciation)	(325)	685

Total increase	227	2,098

Assets under management, end of period	$34,754	$36,142

Equity component of assets under management	48%	66%

TOTAL
Assets under management, beginning of period	$56,087	$59,048

Net additions	541	1,445
Market appreciation (depreciation)	(357)	1,380

Total increase	184	2,825

Assets under management, end of period	$56,271	$61,873

Equity component of assets under management	55%	71%

Note 1:    As of March 31, 2003, Private Asset Management and Equity Separate Accounts included assets of $59 and $1,198, respectively, invested in our alternative investment products. As of March 31, 2002, Private Asset Management included assets of $51 invested in our alternative investment products.

Note 2:    As of March 31, 2003 and 2002, Mutual Fund and Sub-Advised Accounts included $151 and $144 of client assets invested in the Fund Advisory Service wrap mutual fund program with third party funds, respectively.

Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002

We reported net income before taxes of $37.7 million for the first quarter ended March 31, 2003, representing a decrease of $20.2 million or 34.9%, when compared to $57.8 million for the first quarter ended March 31, 2002. Our net revenues after interest expense were $136.8 million for the first quarter of 2003, a decrease of $23.4 million or 14.6% when compared to $160.2 million for the same period in 2002. Our first quarter results for 2003 reflect decreases in net revenues after interest expense in Private Asset Management and Professional Securities Services, while our Mutual Fund and Institutional and Corporate segments remained relatively flat when compared to the first quarter of 2002. Assets under management decreased to $56.3 billion at March 31, 2003, down $5.6 billion or 9.1% from a quarterly record of $61.9 billion at March 31, 2002. The decrease in assets under management of $4.2 billion in Private Asset Management is primarily due to market depreciation. The decrease in assets under management of $1.4 billion in Mutual Fund and Institutional is due to net asset additions of $3.5 billion offset by market depreciation of $4.9 billion.

Private Asset Management.    Our net revenues after interest expense decreased 23.5% to $62.3 million for the first quarter of 2003, from $81.5 million for the first quarter of 2002. Our investment advisory fees decreased 15.0% to $46.3 million for the first quarter of 2003, from $54.5 million for the same period in 2002, due to a decrease in assets under management to $21.6 billion at December 31, 2002 (the billable base for the first quarter of 2003) from $25.0 billion at December 31, 2001 (the billable base for the first quarter of 2002). Because investment advisory fees from Private Asset Management are based on the previous quarter’s asset levels, we expect advisory fees to be relatively flat for the second quarter of 2003 when compared to our first quarter of 2003 since asset levels as of March 31, 2003 were not materially different from asset levels at December 31, 2002. Our commissions decreased to $15.1 million in first quarter of 2003, a decrease of $10.9 million from $26.0 million in the first quarter of 2002, resulting from a decrease in commission generating share transactions. Our net interest income decreased 14.5% to $0.7 million in the first quarter of 2003, from $0.9 million in the first quarter of 2002, due to a combination of lower average balances related to client financing and narrow interest spreads resulting from the decrease in absolute interest rates.

Mutual Fund and Institutional.    Our net revenues after interest expense increased 0.3% to $56.9 million for the first quarter of 2003, from $56.7 million for the first quarter of 2002. Our investment advisory and administrative fees increased 1.6% to $53.2 million for the first quarter of 2003, from $52.4 million for the same period in 2002, due primarily to higher asset levels in our Managed Account Group and our Fixed Income Separate Account business, coupled with higher fees generated in our Equity Separate Account business, despite lower asset levels in that business. The higher fees in Equity Separate Accounts are attributable to management and incentive fees earned by LibertyView Capital Management Inc. (“LibertyView”), our alternative investment manager, the results of which were included for the first time since we acquired substantially all of its assets on December 31, 2002. These increases were partially offset by decreases in our average daily assets under management for our mutual fund business. Our commissions decreased 16.1% to $3.6 million in the first quarter of 2003, from $4.3 million in the first quarter of 2002, as a result of a decrease in commission generating share transactions, coupled with a reduction in the commission rate received from our mutual funds that was effected during the fourth quarter of 2002.

Professional Securities Services.    Our net revenues after interest expense decreased 19.5% to $18.2 million in the first quarter of 2003, from $22.7 million for the first quarter of 2002. Our investment advisory fees increased 6.1% to $2.1 million in the first quarter of 2003, from $2.0 million for the same period in 2002, due primarily to increases in fees from our wealth management and custody and recordkeeping services. Our commissions decreased 17.2% to $7.8 million in the first quarter of 2003, from $9.4 million in the first quarter of 2002, as a result of a decrease in commission generating shares. Our net interest income decreased 26.1% to $4.0 million in the first quarter of 2003, from $5.4 million in the first quarter of 2002, primarily due to lower average balances related to client financing and narrow interest spreads resulting from the decrease in absolute interest rates. Our clearance fees increased 34.5% to $3.9 million in the first quarter of 2003, from $2.9 million for the same period in 2002 as a result of increased transaction volume in our clearing business. Our other income decreased 84.9% to $0.5 million in the first quarter of 2003, from $3.0 million in the first quarter of 2002, primarily as a result of decreased syndicate activity.

Corporate.    Our net loss after interest expense remained unchanged at $0.7 million for the first quarter of 2003 and 2002.

Operating Expenses.    Our total operating expenses were $99.1 million in the first quarter of 2003, a decrease of $3.2 million or 3.2% when compared to $102.4 million in the first quarter of 2002. Employee compensation and benefits decreased to $62.6 million in the first quarter of 2003, a decrease of $5.9 million or 8.6% when compared to $68.4 million in the first quarter of 2002. This was primarily due to decreases in salaries, production compensation, and incentive compensation, which included a higher payout related to incentive fees earned. This was partially offset by increases in amortization of unearned compensation related to restricted stock awards and deferred compensation plans. Our information technology costs increased to $7.3 million in the first quarter of 2003, an increase of $1.5 million or 25.5% when compared to $5.8 million in the first quarter of 2002. This was primarily due to increases associated with market data systems and maintenance costs due to firm wide expansion. Our rent and occupancy costs increased to $6.2 million in the first quarter of 2003, an increase of $0.7 million or 13.0% when compared to $5.5 million in the first quarter of 2002, primarily due to additional costs associated with expansion in our principal place of business, including the incremental costs attributable to our assumption of the LibertyView lease. Our brokerage, clearing, and exchange fees decreased to $2.4 million for the first quarter of 2003, a decrease of $0.7 million, or 22.2% when compared to $3.0 million in the first quarter of 2002, due to a reduction in transaction volume coupled with a reduction in orders executed by external brokers. Our advertising and sales promotion expenses decreased to $1.4 million in the first quarter of 2003, a decrease of $0.8 million or 35.6% when compared to $2.2 million in the first quarter of 2002, primarily due to decreased expenditures on media advertising and promotional activities. Our professional fees increased to $3.2 million in the first quarter of 2003, an increase of $0.6 million or 24.1% when compared to $2.5 million in the first quarter of 2002, primarily due to an increase in employment agency fees related to the hiring of new wealth advisors and an investment manager, coupled with an increase in consulting fees. Our depreciation and amortization expense increased to $4.1 million in the first quarter of 2003, an increase of $0.4 million or 11.0% when compared to $3.7 million in the first quarter of 2002, primarily due to technology related expenditures. Our other expenses increased to $6.2 million in the first quarter of 2003, an increase of $0.9 million or 16.4% when compared to $5.3 million in the first quarter of 2002, primarily due to an increase in travel and entertainment as well as increases in various insurance premiums.

Taxes.    Our taxes decreased to $15.8 million in the first quarter of 2003, down $8.8 million or 35.6% from $24.6 million for the same period in 2002, due to lower net income before taxes and a lower effective tax rate. The decrease in the effective tax rate is primarily attributable to lower state and local taxes resulting from a higher percentage of investment income.

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

Cash and cash equivalents increased by $49.1 million to $328.7 million in the first three months of 2003, with $68.8 million provided by operating activities. Cash of $5.3 million was used in investing activities, primarily for leasehold improvements and purchases of technology related equipment. Cash of $14.4 million was used in financing activities, reflecting payments made for dividends and common stock repurchases.

Cash and cash equivalents decreased by $60.0 million to $222.0 million in the first three months of 2002, with $30.1 million used in operating activities. Cash of $7.0 million was used in investing activities, reflecting payments for leasehold improvements and purchases of technology related equipment. Cash of $22.9 million was used in financing activities, reflecting payments made for dividends and common stock repurchases, partially offset by the issuance of common stock.

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

On November 1, 2002, we again amended the terms of our convertible securities to add cash interest payments of 3.047% per annum of the principal amount at maturity on our outstanding securities for the next 18 months. This additional interest, which is the equivalent of 3.500% of $870.67, the accreted value on November 4, 2002, will be paid on a semi-annual basis in arrears on May 4, 2003, November 4, 2003 and May 4, 2004 to holders of record at the close of business on April 15, 2003, October 15, 2003 and April 15, 2004, respectively. As of the close of business on November 1, 2002, holders of approximately 0.02%, or $25,000 principal amount at maturity, of the convertible securities made an irrevocable election to exercise their option to cause us to repurchase their convertible securities at their accreted value of $870.67 on November 4, 2002, resulting in a cash payment of $22,000.

On May 5, 2003, we made a semi-annual interest payment of $2.5 million on our outstanding convertible securities to holders of record at the close of business on April 15, 2003.

It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for broker-dealers prescribed by the Securities and Exchange Commission (“SEC”) and other regulatory authorities. At March 31, 2003, our regulatory net capital exceeded the minimum requirement by approximately $219 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. In addition, the debt covenants related to Neuberger Berman, LLC’s $35 million outstanding subordinated note and $100 million committed line of credit include certain covenants that limit the percentage by which the aggregate unpaid principal amount of subordinated liabilities exceeds total regulatory capital and impose a dollar amount below which total ownership equity cannot fall. We believe that our cash flows from operations and existing committed and uncommitted lines of credit will be more than adequate to meet our anticipated capital requirements and debt and other obligations as they come due.

Our Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including the issuance of shares to employees under certain of our employee stock purchase plans. Since the inception of our common stock repurchase program, we have repurchased 7,677,642 shares of common stock, including 2,400,900 shares which were repurchased from a limited number of former principals in a transaction that followed the secondary offering in July 2001, for $276.6 million. We used cash flows from operations and the proceeds from our debt offering to fund the repurchases of these shares. As of March 31, 2003, an authorization to repurchase shares with a value of $48.4 million remains outstanding.

Item 3.—Quantitative and Qualitative Disclosures About Market Risk

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

Our securities owned at March 31, 2003, including securities segregated for the exclusive benefit of clients and deposited with clearing organizations, are primarily comprised of $280.8 million of U.S. Treasury bills; $61.8 million of municipal revenue bonds; a $21.6 million investment in one of our mutual funds, the Limited Maturity Bond Fund and $13.6 million invested in an exchange traded preferred security. The municipal revenue bonds, which are tax advantageous, trade at par and contain variable rates of interest that generally reset monthly, at which time they can be put back to the dealer. The bonds are rated in one of the two highest categories by at least one but generally two of three rating agencies, Standard & Poor’s, Moody’s Investors Service and Fitch Ratings. The Limited Maturity Bond Fund, an open-ended fund with daily redemption characteristics, is organized under the Investment Company Act of 1940 and invests in limited maturity bonds, seeking the highest available current income consistent with liquidity and low risk to principal.

As part of our prime brokerage business, we write covered over-the-counter put options on listed equity securities with certain of our prime brokerage clients. Market risk is mitigated as the options are generally deep in the money and covered by an equivalent number of securities sold but not yet purchased. At March 31, 2003, the fair value of such options and market value of securities sold was $0.4 million and $0.3 million, respectively, and are included in other liabilities.

We enter into various over-the-counter, foreign exchange forward contracts on behalf of certain of our professional investor clearing services clients. These forward contracts, which are used by the clients to manage their portfolio exposure to foreign currency, are collateralized by the underlying securities in the clients’ accounts and have been executed with major financial institutions. As a result, we believe the credit and market risks associated with these transactions have been greatly reduced. At March 31, 2003, we had outstanding obligations to purchase and sell foreign exchange forward contracts of approximately $144.5 million, of which $91.8 million and $52.7 million is scheduled to expire by June 30, 2003 and December 31, 2003, respectively.

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

Part II    Other Information

Item 1. —Legal Proceedings

We are involved in legal proceedings concerning matters arising in connection with the conduct of our business. Such proceedings generally include actions arising out of our activities as an investment adviser and actions in connection with the provision of clearing services. Although there can be no assurances as to the ultimate outcome, we generally have denied, or believe we have a meritorious defense and will deny, liability in cases pending against us and intend to defend vigorously each such case. Based on information currently available, advice of counsel, available insurance coverage and established reserves, we believe that the eventual outcome of the actions against us, will not, in the aggregate, have a material adverse effect on our unaudited condensed consolidated financial position, results of operations or liquidity.

Item 6. —Exhibits and Reports on Form 8-K

(a)   Exhibits

10.24	2003 Neuberger Berman Annual Incentive Plan* (filed herewith)

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, ad adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*This exhibit is a management contract or compensatory plan.

(b)   Reports on Form 8-K:

1.    Form 8-K filed January 29, 2003, Items 5, 7 and 9.

Exhibits and Financial Statements:

Exhibit 99.1	Press release issued by Neuberger Berman Inc. on January 28, 2003 reporting the Corporation’s results of operations for the fourth quarter and year ended December 31, 2002.

Exhibit99.2	Press release issued by Neuberger Berman Inc. on January 28, 2003, reporting the declaration of the Corporation’s fourth quarter 2002 cash dividend.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUBERGER BERMAN INC.

May 15, 2003	By:	/s/ MATTHEW S. STADLER
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

May 15, 2003	/s/ JEFFREY B. LANE
Jeffrey B. Lane Chief Executive Officer

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

May 15, 2003	/s/ MATTHEW S. STADLER
Matthew S. Stadler Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit

10.24	2003 Neuberger Berman Inc. Annual Incentive Plan

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.