Form 10-Q
period 2003-06-30
NEUBERGER BERMAN INC
filed 2003-08-14
CIK 1068144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2003

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

70,043,007 shares of Common Stock, par value $.01 per share, were outstanding on August 13, 2003.

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

Part I—Financial Information

Item 1.—Financial Statements

Neuberger Berman Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(in thousands, except share data)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and cash equivalents	$510,432	$279,610
Cash and securities segregated for the exclusive benefit of clients	85,082	391,229
Cash and securities deposited with clearing organizations (including securities with market values of $10,746 and $14,205 at June 30, 2003 and December 31, 2002, respectively)	17,380	15,785
Securities purchased under agreements to resell	27,965	305,017
Receivable from brokers, dealers and clearing organizations	2,703,679	2,264,656
Receivable from clients	406,871	502,549
Fees receivable	30,847	28,829
Furniture, equipment and leasehold improvements, at cost, net of accumulated depreciation and amortization of $61,329 and $53,486 at June 30, 2003 and December 31, 2002, respectively	41,172	43,912
Other assets	313,724	273,653

Total assets	$4,137,152	$4,105,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Securities sold under agreements to repurchase	$—	$368,227
Payable to brokers, dealers and clearing organizations	2,565,634	1,972,300
Payable to clients	853,385	1,101,637
Other liabilities and accrued expenses	136,833	113,940

	3,555,852	3,556,104

Long-term debt	145,460	144,917

Subordinated liability	35,000	35,000

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued at June 30, 2003 and December 31, 2002	—	—
Common stock, $.01 par value; 250,000,000 shares authorized; 77,013,578 and 76,299,152 shares issued at June 30, 2003 and December 31, 2002, respectively; 70,024,717 and 69,741,097 shares outstanding at June 30, 2003 and December 31, 2002, respectively	772	763
Paid-in capital	388,855	367,976
Retained earnings	307,059	271,302

	696,686	640,041
Less: Treasury stock, at cost, of 6,988,861 and 6,558,055 shares at June 30, 2003 and December 31, 2002, respectively	(253,263)	(241,329)
Unearned compensation	(42,583)	(29,493)

Total stockholders’ equity	400,840	369,219

Total liabilities and stockholders’ equity	$4,137,152	$4,105,240

The accompanying notes are an integral part of the condensed consolidated financial statements.

Neuberger Berman Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2003	2002	2003	2002
REVENUES:
Investment advisory and administrative fees	$106,974	$113,355	$208,683	$222,267
Commissions	30,873	37,319	57,277	76,917
Interest	13,690	18,523	25,866	37,901
Clearance fees	4,023	3,133	7,964	6,064
Other income	3,246	1,440	4,711	4,777

Gross revenues	158,806	173,770	304,501	347,926
Interest expense	10,281	13,440	19,165	27,401

Net revenues after interest expense	148,525	160,330	285,336	320,525

OPERATING EXPENSES:
Employee compensation and benefits	65,510	66,713	128,096	135,152
Information technology	7,535	6,075	14,809	11,872
Rent and occupancy	7,226	5,739	13,442	11,242
Brokerage, clearing and exchange fees	3,469	3,270	5,832	6,309
Advertising and sales promotion	1,806	2,248	3,218	4,441
Distribution and fund administration	5,953	6,328	11,764	12,148
Professional fees	4,299	3,192	7,454	5,734
Depreciation and amortization	4,112	3,803	8,216	7,500
Other expenses	6,453	6,251	12,675	11,595

Total operating expenses	106,363	103,619	205,506	205,993

Net income before taxes	42,162	56,711	79,830	114,532
Provision for income taxes	17,708	24,243	33,528	48,817

Net income	$24,454	$32,468	$46,302	$65,715

Net income per common share
Net income per share—Basic	$0.36	$0.46	$0.67	$0.94

Net income per share—Diluted	$0.35	$0.46	$0.67	$0.92

Weighted average common shares outstanding—Basic	68,527	69,878	68,625	69,961

Weighted average common shares outstanding—Diluted	69,162	70,885	69,202	71,082

The accompanying notes are an integral part of the condensed consolidated financial statements.

Neuberger Berman Inc. and Subsidiaries

Condensed Consolidated Statements of Changes

In Stockholders’ Equity (Unaudited)

(in thousands)

	For The Three Months Ended March 31, 2003 and June 30, 2003
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Compensation	Total
Beginning balance, December 31, 2002	$763	$367,976	$271,302	$(241,329)	$(29,493)	$369,219
Dividends	—	—	(5,273)	—	—	(5,273)
Acquisition of treasury stock	—	—	—	(9,574)	—	(9,574)
Issuance of common stock	7	17,185	—	2,921	(16,279)	3,834
Amortization of unearned compensation.	—	—	—	—	2,885	2,885
Forfeitures of restricted stock awards	—	(98)	—	(105)	96	(107)
Net income	—	—	21,848	—	—	21,848

Ending balance, March 31, 2003	770	385,063	287,877	(248,087)	(42,791)	382,832
Dividends	—	—	(5,272)	—	—	(5,272)
Acquisition of treasury stock	—	—	—	(5,808)	—	(5,808)
Issuance of common stock	2	4,273	—	663	(3,613)	1,325
Amortization of unearned compensation.	—	—	—	—	3,331	3,331
Forfeitures of restricted stock awards	—	(481)	—	(31)	490	(22)
Net income	—	—	24,454	—	—	24,454

Ending balance, June 30, 2003	$772	$388,855	$307,059	$(253,263)	$(42,583)	$400,840

The accompanying notes are an integral part of the condensed consolidated financial statements.

Neuberger Berman Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For The Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$46,302	$65,715
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Depreciation and amortization	8,216	7,500
Deferred tax provision (benefit)	(2,780)	407
Amortization of unearned compensation, net	6,087	2,825
Interest on long-term debt	550	1,251
Stock-based employee compensation	921	—
Net tax benefit on options exercised	3,554	2,170
(Increase) decrease in operating assets—
Cash and securities segregated for the exclusive benefit of clients	306,147	166,992
Cash and securities deposited with clearing organizations	(1,595)	(1,683)
Securities purchased under agreements to resell	277,052	304,576
Receivable from brokers, dealers and clearing organizations	(439,023)	(379,024)
Receivable from clients	95,678	476,387
Fees receivable	(2,018)	(3,584)
Other assets	(10,826)	(20,971)
Increase (decrease) in operating liabilities—
Securities sold under agreements to repurchase	(368,227)	(608,538)
Payable to brokers, dealers and clearing organizations	593,334	510,438
Payable to clients	(248,252)	(434,727)
Other liabilities and accrued expenses	(2,113)	(34,072)

Net cash provided by operating activities	263,007	55,662

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of furniture, equipment and leasehold improvements	(5,103)	(9,298)
Cash paid for acquisitions	(1,839)	—

Cash used in investing activities	(6,942)	(9,298)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for dividends	(10,545)	(10,587)
Issuance of common stock	684	815
Purchase of treasury stock	(15,382)	(32,396)
Repurchase of long-term debt	—	(7,581)

Net cash used in financing activities	(25,243)	(49,749)

Net increase (decrease) in cash and cash equivalents	230,822	(3,385)
CASH AND CASH EQUIVALENTS, beginning of period	279,610	282,040

CASH AND CASH EQUIVALENTS, end of period	$510,432	$278,655

The accompanying notes are an integral part of the condensed consolidated financial statements.

Neuberger Berman Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(in thousands, except share data)

Supplemental disclosures of cash flow information:

Interest payments totaled $17,831 and $25,406 for the six months ended June 30, 2003 and 2002, respectively.

Tax payments totaled $26,514 and $64,687 for the six months ended June 30, 2003 and 2002, respectively.

Supplemental disclosures of non-cash investing and financing activities:

In the first quarter of 2002, Neuberger Berman Inc. recorded a non-cash expense of $250 related to an irrevocable contribution to an employee defined contribution stock incentive plan trust, which was recognized in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions.”

In connection with employee stock ownership plans, Neuberger Berman Inc. issued for the six months ended June 30, 2003 and 2002, 642,965 and 230,965 of restricted shares, respectively, with market values of $19,892 and $10,137, of which $2,674 and $2,658 were issued from treasury, respectively. These issuances of shares were recorded as a credit to capital stock with a corresponding debit to unearned compensation. In addition, 21,368 and 2,427 shares of restricted stock were forfeited in the first six months of 2003 and 2002, respectively, with recorded values of $715 and $108, respectively. These forfeitures of shares were recorded as a debit to capital stock with corresponding credits to unearned compensation and employee compensation and benefits.

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

2.    Basis of Presentation and Significant Accounting Policies

The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, which are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and the condensed consolidated financial statements and the related notes included in the Company’s Form 10-Q for the period ended March 31, 2003. Certain prior period amounts have been reclassified to conform to the three and six months ended June 30, 2003 presentation.

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

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal

Neuberger Berman Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

2.    Basis of Presentation and Significant Accounting Policies (Continued)

activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Included in rent and occupancy for the three months ended June 30, 2003, is approximately $1,050,000 related to costs associated with the closing of the Company’s Boston office facility.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 addresses the disclosures to be made by a guarantor about its obligations under certain guarantees issued and also states that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year end. The adoption of FIN 45 did not have a material impact on the unaudited condensed consolidated financial condition or results of operation.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation changes the method of determining whether certain entities should be included in the Company’s unaudited condensed consolidated financial statements. An entity is subject to FIN 46 and is called a variable interest entity (“VIE”) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries.” A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has absorbed a majority of the expected losses or received a majority of the expected residual returns or both. The consolidation requirements of FIN 46 apply to all VIEs created after January 31, 2003, and apply in periods beginning after June 15, 2003 for VIEs that existed prior to February 1, 2003. The adoption of FIN 46 did not have a material impact on the unaudited condensed consolidated financial condition or results of operations.

The Company had historically accounted for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In accordance with APB 25, compensation expense is generally not recognized for stock options that have no intrinsic value on the date of grant.

Beginning in January of 2003, the Company accounts for stock options in accordance with the fair-value method prescribed by SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), using the prospective adoption method. Under this method, compensation expense is recognized based on the fair value of new stock options granted, including reload options, in 2003 and future periods over the applicable vesting period. Included in compensation and benefits for the six months ended June 30, 2003, is approximately $921,000 associated with the adoption of this standard. The amount of compensation to be recognized under SFAS 123 in future periods is not currently determinable because the number and value of stock options to be granted in the future is not yet known.

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including with respect to: (i) certain derivative instruments embedded in other contracts, (ii) hedging activities under SFAS No. 133, (iii) decisions made in connection with other FASB projects dealing with financial instruments

Neuberger Berman Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

2.    Basis of Presentation and Significant Accounting Policies (Continued)

(iv) implementation issues raised in relation to the application of the definition of a derivative and (v) characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the unaudited condensed consolidated statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated as such after June 30, 2003. The Company does not anticipate SFAS 149 having a material impact on the unaudited condensed consolidated financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial condition certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are generally effective for financial instruments entered into or modified after May 31, 2003. The Company must apply the provisions of SFAS No. 150 to all financial instruments at the beginning of the Company’s fourth quarter of fiscal 2003. The Company does not anticipate SFAS 150 having a material impact on the unaudited condensed consolidated financial condition or results of operations.

3.    Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142, which became effective on July 1, 2001, for acquisitions after June 30, 2001, and on January 1, 2002 for acquisitions prior to July 1, 2001, states that goodwill is no longer subject to amortization over its estimated useful life, but will be assessed for impairment. In addition, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. As of January 1, 2002, goodwill was attributable to the Company’s three business segments.

SFAS 142 prescribes an annual two-step process for impairment testing and measurement. The first step screens for impairment potential. If impairment potential is indicated, the second step measures the impairment.

In accordance with the guidelines set forth under SFAS 142, a detailed valuation analysis was performed as of December 31, 2002 (annual test), incorporating discounted cash flow techniques to measure both the fair value and the carrying value of each business segment. As a result of the valuation analysis, it was determined that no goodwill impairment existed because the fair value of each business segment substantially exceeded its carrying value. During the quarter ended June 30, 2003, there were no events or circumstances that would more likely than not reduce the fair value of the business segment below its carrying value and, accordingly, no additional testing for impairment is required until the annual test at year end.

4.    Long-Term Debt

On May 4, 2001, in accordance with Rule 144A of the Securities Act of 1933, as amended, NBI sold $175,000,000 principal amount at maturity of zero-coupon senior convertible notes due 2021, resulting in proceeds of approximately $151,000,000. The issue price represents a yield to maturity of 0.75% per year, which

Neuberger Berman Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

4.    Long-Term Debt (Continued)

is accounted for using the effective interest rate method. Each $1,000 principal amount at maturity of the convertible securities is convertible into 13.8879 shares of NBI’s common stock upon the occurrence of any of the following events: i) during any calendar quarter commencing after June 30, 2001, the closing sale price of NBI’s common stock on the New York Stock Exchange (“NYSE”) for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than a specified percentage, initially 120% and declining 0.12658% each quarter thereafter, of the accreted conversion price per share of NBI’s common stock on the last trading day of the preceding calendar quarter; ii) NBI elects to redeem the convertible securities; iii) NBI takes certain corporate actions, such as the declaration of an extraordinary dividend; and iv) the credit rating by Standard & Poor’s is below investment grade. NBI may redeem the convertible securities for cash on or after May 4, 2006, at their accreted value. NBI may be required to repurchase the convertible securities at the accreted value thereof, at the option of the holders on May 4 of 2004, 2006, 2011 and 2016. NBI may choose to pay for such repurchases in cash or shares of its common stock. In the event NBI is required to repurchase the convertible securities prior to maturity, it is NBI’s intention to pay for such repurchases in cash. In addition, if a change in control of NBI occurs on or before May 4, 2006, each holder may require NBI to purchase all or a portion of such holder’s convertible security on a date no later than 35 business days after the occurrence of a change in control at a cash price equal to the sum of the issue price and accrued original issue discount on such convertible security on such date of purchase. For the three and six months ended June 30, 2003, NBI recorded accreted interest of approximately $272,000 and $543,000, respectively.

Effective May 2, 2002, NBI amended the terms of its convertible securities to permit the holders, at their option, to cause NBI to repurchase the convertible securities on November 4, 2002, at their accreted value of $870.67 per $1,000 principal amount at maturity. NBI also announced that each holder electing not to require NBI to repurchase its convertible securities as of May 4, 2002, would receive a one-time payment of $4.34 for every $1,000 aggregate principal amount at maturity of the convertible securities held. As of the close of business May 3, 2002, holders of approximately 5%, or $8,740,000 principal amount, of the convertible securities exercised their option to cause NBI to repurchase their convertible securities. On May 6, 2002, NBI made a cash payment of $7,581,000 for these repurchases. On May 8, 2002, NBI made a one-time payment of $4.34 for every $1,000 aggregate principal amount at maturity of the convertible securities to each holder of the convertible securities as of the close of business on May 7, 2002.

Effective November 1, 2002, NBI amended the terms of its convertible securities to add cash interest payments of 3.047% per annum of the principal amount at maturity on its outstanding securities for the next 18 months. This additional interest, which is the equivalent of 3.500% of $870.67, the accreted value on November 4, 2002, was paid on a semi-annual basis in arrears on May 4, 2003, November 4, 2003 and May 4, 2004 to holders of record at the close of business on April 15, 2003, October 15, 2003 and April 15, 2004, respectively. As of the close of business on November 1, 2002, holders of approximately 0.02%, or $25,000 principal amount at maturity, of the convertible securities made an irrevocable election to exercise their option to cause NBI to repurchase their convertible securities at their accreted value of $870.67 on November 4, 2002, resulting in a cash payment of $22,000.

On May 5, 2003, NBI made a semi-annual interest payment of $2,533,000 on its outstanding convertible securities to holders of record at the close of business on April 15, 2003.

5.    Regulatory Requirements

NB, LLC and NBMI, as registered broker-dealers and member firms of the NYSE and the National Association of Securities Dealers, are subject to the SEC’s Uniform Net Capital Rule 15c3-1 (“the Rule”), which

Neuberger Berman Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

5.    Regulatory Requirements (Continued)

requires that broker-dealers maintain a minimum level of net capital, as defined. As of June 30, 2003, NB, LLC and NBMI had net capital of approximately $284,946,000 and $7,558,000, respectively, which exceeded their requirements by approximately $266,366,000 and $7,308,000, respectively.

The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer would be less than the amount required under the Rule. Accordingly, at June 30, 2003, the payments of dividends and advances to NBI by NB, LLC and NBMI are limited to approximately $238,497,000 and $7,258,000, respectively, under the most restrictive of these requirements.

As of June 30, 2003, cash of $12,000,000 and contract value plus accrued interest of $57,009,000 on U.S. Treasury bills purchased under agreements to resell have been segregated in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the SEC. In addition, cash of $72,000 and U.S. Treasury bills with a market value of $998,000 have been segregated under the Commodity Exchange Act.

As a clearing broker-dealer, NB, LLC has elected to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (“PAIB Calculation”), as defined. The PAIB Calculation is computed to give correspondent firms the ability to classify their assets held by NB, LLC as allowable assets in the correspondents’ net capital calculation. At June 30, 2003, $15,003,000 of U.S. Treasury bills purchased under agreements to resell were segregated in a special reserve bank account for the exclusive benefit of customers—PAIB under Rule 15c3-3 of the SEC.

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

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2003 and 2002:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2003	2002	2003	2002
	(In Thousands, Except Per Share Data)
Net income	$24,454	$32,468	$46,302	$65,715

Basic weighted average shares outstanding	68,527	69,878	68,625	69,961
Dilutive potential shares from stock options and certain restricted stock awards	635	1,007	577	1,121

Dilutive weighted average shares outstanding	69,162	70,885	69,202	71,082

Basic earnings per share	$0.36	$0.46	$0.67	$0.94

Diluted earnings per share	$0.35	$0.46	$0.67	$0.92

Neuberger Berman Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

6.    Earnings Per Share (Continued)

Options on approximately 3,117,000 and 2,485,000 shares for the three months ended June 30, 2003 and 2002, respectively, and options on approximately 3,171,000 and 2,469,000 shares for the six months ended June 30, 2003 and 2002, respectively, have been excluded from the earnings per share computation above due to their anti-dilutive effect. Due to its contingent conversion feature, long-term debt has not been considered.

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

Information with respect to stock option activity under the Plans for the three months ended March 31, 2003 and June 30, 2003 is set forth below:

	Range of Exercise Prices
	$18.75- $19.99	$20.00- $29.99	$30.00- $39.99	$40.00- $49.99	$50.00- $55.29	Total
Balance at December 31, 2002	1,823,973	586,717	267,003	2,313,656	623,231	5,614,580
Granted—reload	—	407,191	—	—	—	407,191
Forfeited	(48,000)	—	—	—	—	(48,000)
Exercised	(459,614)	(195,000)	—	—	—	(654,614)

Balance at March 31, 2003	1,316,359	798,908	267,003	2,313,656	623,231	5,319,157
Granted	—	10,000	—	—	—	10,000
Granted—reload		7,918	36,525			44,443
Forfeited	(30,000)	(11,207)		(16,288)	(37,500)	(94,995)
Exercised	(144,742)	(1,717)	(767)	—	—	(147,226)

Balance at June 30, 2003	1,141,617	803,902	302,761	2,297,368	585,731	5,131,379

Neuberger Berman Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

8.    Stock Options (Continued)

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

Beginning in January of 2003, the Company accounts for stock options in accordance with the fair-value method prescribed by SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), using the prospective adoption method. Under this method, compensation expense is recognized based on the fair value of new stock options granted, including reload options, in 2003 and future periods over the applicable vesting period. Included in compensation and benefits for the three and six months ended June 30, 2003, is approximately $786,000 and $800,000, respectively, related to options issued.

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Net income, as reported	$24,454	$32,468	$46,302	$65,715
Add: Stock-based employee compensation expense, net of related tax effects, included in net income, as reported	2,375	850	3,994	1,620
Deduct: Total stock-based employee compensation expense, net of related tax effects, determined under fair-value based method for all awards	(3,810)	(2,689)	(7,219)	(5,127)

Pro forma net income	$23,019	$30,629	$43,077	$62,208

Net income per common share:
Basic—as reported	$0.36	$0.46	$0.67	$0.94

Basic—pro forma	$0.34	$0.44	$0.63	$0.89

Diluted—as reported	$0.35	$0.46	$0.67	$0.92

Diluted—pro forma	$0.33	$0.43	$0.62	$0.88

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

The Company enters into various over-the-counter, foreign exchange forward contracts on behalf of certain of its professional investor clearing services clients. These forward contracts, which are used by the clients to manage their portfolio exposure to foreign currency, are collateralized by the underlying securities in the clients’ accounts and have been executed with major financial institutions. As a result, the credit and market risks associated with these transactions have been greatly reduced. At June 30, 2003, the Company had outstanding obligations to purchase and sell foreign exchange forward contracts of approximately $173,403,000, of which $169,612,000 is scheduled to expire by December 31, 2003.

10.    Segment Information

Under the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company has four reportable segments: Private Asset Management, Mutual Fund and Institutional, Professional Securities Services and Corporate. The Private Asset Management segment provides customized wealth management services, including investment management for high net worth individuals, families and smaller institutions through asset management, advisory services and trust services. Its revenues are principally investment advisory fees and commissions. The investment advisory and administrative services that are provided through the Mutual Fund and Institutional segment include: the management of the Neuberger Berman family of mutual funds, investment management of institutional separate account products and wrap products sponsored by third party brokerage firms and banks. Its revenues are principally investment advisory and administrative fees and commissions. The Professional Securities Services segment provides trade execution, clearing, custody, margin financing, portfolio reporting and trust services through its professional investor clearing services business. This segment also provides wealth management services, research sales and other activities, including market making, global securities lending, custody and recordkeeping services and treasury management. In the fourth quarter of 2002, the Company made a decision to eliminate all Nasdaq principal trading activities due to the structural changes in that market, which the Company believes has permanently reduced profitability potential. The revenues derived from this segment are principally commissions, net interest, trading revenues and clearance fees. The Corporate segment reflects certain corporate results that are not directly related to the day-to-day operations of the Company’s principal business; these include results from the Company’s investments in its mutual funds, corporate marketing expense and interest on long-term debt.

The Company does not record revenues from transactions between segments (referred to as inter-segment revenues).

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

Neuberger Berman Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

10.    Segment Information (Continued)

Summarized financial information for the Company’s reportable segments is presented in the following table (in thousands):

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2003	2002	2003	2002
PRIVATE ASSET MANAGEMENT
Net revenues after interest expense	$64,863	$80,398	$127,187	$161,891
Net income before taxes	$27,528	$38,218	$54,652	$76,591

MUTUAL FUND & INSTITUTIONAL
Net revenues after interest expense	$63,522	$59,703	$120,449	$116,440
Net income before taxes	$21,763	$24,060	$39,897	$45,709
PROFESSIONAL SECURITIES SERVICES
Net revenues after interest expense	$19,630	$20,745	$37,876	$43,419
Net income (loss) before taxes	$(47)	$734	$(1,585)	$4,353

CORPORATE
Net revenue (loss) after interest expense	$510	$(516)	$(176)	$(1,225)
Net loss before taxes	$(7,082)	$(6,301)	$(13,134)	$(12,121)

TOTAL
Net revenues after interest expense	$148,525	$160,330	$285,336	$320,525
Net income before taxes	$42,162	$56,711	$79,830	$114,532

11.    Subsequent Events

On July 28, 2003, the Board of Directors of NBI declared a quarterly cash dividend on its common stock in the amount of $0.075 per share. The dividend is payable on August 20, 2003 to stockholders of record at the close of business on August 8, 2003.

On July 22, 2003, NBI and Lehman Brothers Holdings Inc. (“Lehman Brothers”) jointly announced that they had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ruby Acquisition Company, a wholly owned subsidiary of Lehman Brothers (“Merger Sub”). Pursuant to the terms and subject to the conditions of the Merger Agreement, NBI will merge with Merger Sub (the “Merger”). At the time the Merger becomes effective, each issued and outstanding share of common stock of NBI (other than treasury shares and dissenting shares) (“NBI Common Stock”) will be canceled and converted into the right to receive $9.49 in cash and a fractional share of common stock, par value $0.10 per share, of Lehman Brothers (“Lehman Brothers Common Stock”) determined pursuant to an exchange ratio based on the volume weighted average sales price of Lehman Brothers Common Stock for the ten consecutive trading days ending on the second trading day prior to the closing of the Merger (such average price, the “Lehman Reference Price”). Based upon the closing price for Lehman Brothers Common Stock on July 21, 2003, the implied price per share of NBI Common Stock is $41.48, consisting of $9.49 in cash and 0.496 shares of Lehman Brothers Common Stock. The number of shares received by stockholders of NBI may be adjusted if the price of Lehman Brothers Common Stock is above $66.51 during a period shortly prior to closing, subject to a collar.

At the time the merger becomes effective, if the Lehman Reference Price is greater than $66.51 and less than or equal to $73.00, the exchange ratio will be that fraction equal to $33.01 divided by the Lehman Reference Price. If the Lehman Reference Price is greater than $73.00 and less than or equal to $82.19, the exchange ratio will be 0.452. If the Lehman Reference Price is greater than $82.19 but less than or equal to $90.41, the exchange ratio will be that fraction equal to $37.15 divided by the Lehman Reference Price. If the Lehman Reference Price

is less than $61.51, NBI has the right to terminate the Merger Agreement, unless Lehman Brothers elects to “top-up” the merger consideration. If the Lehman Reference Price is greater than $90.41, the exchange ratio would be 0.411.

The total consideration received in the merger by stockholders of NBI is subject to reduction in certain circumstances.

Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth on the following pages is management’s discussion and analysis of the results of operations for the three and six months ended June 30, 2003 and June 30, 2002. Such information should be read in conjunction with our Condensed Consolidated Financial Statements together with the Notes to the Condensed Consolidated Financial Statements.

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

Business Environment

The stock market rallied strongly in the second quarter of 2003. After a seemingly endless stream of bad news—terrorism, economic malaise, corporate corruption, and war—investors responded well to victories in Iraq, the passage of tax reform and positive earnings reports. The rally in U.S. equity markets was wide and deep. For the quarter, the bellwether Standard & Poor’s 500 Index rose 14.9%, while the Nasdaq Composite Index gained 21%, largely on the strength of technology shares. The Russell 2000 Index returned 23.4% for the quarter, reflecting small-cap stocks’ strong performance.

The Jobs and Growth Tax Relief Reconciliation Act of 2003 appeared to have a dramatic impact on the investment landscape, by reducing the long-term capital gains tax, from a top rate of 20% to 15%, and slashing dividend tax rates, from high ordinary income levies to a top rate of 15%. The sweeping bill also provided reductions in income tax rates, some relief from the “marriage penalty” and an adjustment in AMT tax formulas, as well as an increase in the child-care credit. Earnings trends also seemed to help the market. Reported earnings for the first quarter were up, bolstered by low financing costs and a weak dollar, which enhanced the dollar value of earnings created abroad while enhancing U.S. competitiveness. Positive earnings trends continued in the second quarter, although interest rates began to rise and the dollar strengthened.

Within the fixed-income markets, bonds performed well across the board, as investors anticipated the Federal Reserve’s decision to cut short-term interest rates in June. Low rates continued to frustrate investors with income needs, however, and it appeared that many investors began to stretch for yield, taking on longer maturities and more credit risk. High-yield bonds continued a strong period of performance, marked by high issuance levels and demand from mutual fund investors. Municipal bonds also produced solid results during the quarter. Low money market rates led some investors to municipals in search of higher yields. At the same time, the sector faced significant challenges. With the Federal government shouldering huge deficits, aid to states and localities has diminished, adding to fiscal woes. Facing large shortfalls themselves, municipalities have been forced to raise taxes and cut spending.

Neuberger Berman’s business units turned in a generally strong investment performance amidst the market recovery. Assets under management at quarter-end reached $63.7 billion, the highest level in the Company’s history. This represents an increase of 13.1% from $56.3 billion at the end of the first quarter of 2003 and a rise of 8.5% from $58.7 billion at June 30, 2002. Assets under management in our Private Asset Management segment were $23.9 billion, up slightly from $23.6 billion at June 30, 2002, but up 11.2% from $21.5 billion at the end of the first quarter of this year. Assets under management in our Mutual Fund and Institutional segment increased 13.2% to $39.7 billion at quarter-end from $35.1 billion at June 30, 2002, and were up 14.3% from $34.8 billion at the end of the first quarter this year. Mutual fund performance for the most part was good, with our large-capitalization value funds substantially outperforming their benchmarks as well as the Standard & Poor’s 500 Index.

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

Accounting Developments

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142, which became effective on July 1, 2001 for acquisitions after June 30, 2001 and on January 1, 2002 for acquisitions prior to July 1, 2001, states that goodwill is no longer subject to amortization over its estimated useful life, but will be assessed annually for impairment. In addition, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. As of January 1, 2002, goodwill was attributable to our three business segments.

SFAS 142 prescribes an annual two-step process for impairment testing and measurement. The first step screens for impairment potential. If impairment potential is indicated, the second step measures the impairment.

In accordance with the guidelines set forth under SFAS 142, a detailed valuation analysis was performed as of December 31, 2002 (annual test), incorporating discounted cash flow techniques to measure both the fair value and the carrying value of each of our business segments. As a result of the valuation analyses, it was determined that no goodwill impairment existed because the fair value of each business segment substantially exceeded its carrying value. During the quarter ended June 30, 2003, there were no events or circumstances that would more likely than not reduce the fair value of the business segment below its carrying value and, accordingly, no additional testing for impairment is required until the annual test at year end.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. In accordance with the adoption of SFAS 146, in the second quarter of 2003, we recorded approximately $1.1 million for the estimated cost of closing our Boston office facility.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 addresses the disclosures to be made by a guarantor about its obligations under certain guarantees issued and also states that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year end. The adoption of FIN 45 did not have a material impact on the unaudited condensed consolidated financial condition or results of operation.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation changes the method of determining whether certain entities should be included in our Company’s unaudited condensed consolidated financial statements. An entity is subject to FIN 46 and is called a variable interest entity (“VIE”) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries.” A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has absorbed a majority of the expected losses or received a majority of the expected residual returns or both. The consolidation requirements of FIN 46 apply immediately to all VIEs created after January 31, 2003, and apply in periods beginning after June 15, 2003 for VIEs that existed prior to February 1, 2003. The adoption of FIN 46 did not have a material impact on the unaudited condensed consolidated financial condition or results of operation.

We had historically accounted for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted by Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In accordance with APB 25, compensation expense is generally not recognized for stock options that have no intrinsic value on the date of grant.

Beginning in January of 2003, we account for stock options in accordance with the fair-value method prescribed by SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), using the prospective adoption method. Under this method, compensation expense is recognized based on the fair value of new stock options granted, including reload options, in 2003 and future periods over the applicable vesting period. We recorded approximately $0.9 million of compensation expense associated with the standard. The amount of compensation to be recognized under SFAS 123 in future periods is not currently determinable because the number and value of stock options to be granted in the future is not yet known.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including with respect to: (i) certain derivative instruments embedded in other contracts, (ii) hedging activities under SFAS No. 133, (iii) decisions made in connection with other FASB projects dealing with financial instruments, (iv) implementation issues raised in relation to the application of the definition of a derivative and (v) characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the unaudited condensed consolidated statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated as such after June 30, 2003. We do not anticipate SFAS 149 having a material impact on our unaudited condensed consolidated financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial condition certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are generally effective for financial instruments entered into or modified after May 31, 2003. We must apply the provisions of SFAS No. 150 to all financial instruments at the beginning of our fourth quarter of fiscal 2003. We do not anticipate SFAS 150 having a material impact on our unaudited condensed consolidated financial condition or results of operations.

Recent Developments

On June 25, 2003, the Neuberger Berman Income Opportunity fund, a closed-end mutual fund, priced its common stock initial public offering, raising $250 million. The primary investment objective is to provide high current income, with capital appreciation as a secondary investment objective, by investing primarily in high-yield corporate debt and the securities of real estate companies, including real estate investment trusts (REITs).

On July 22, 2003, Neuberger Berman Inc. (“NBI”) and Lehman Brothers Holdings Inc. (“Lehman Brothers”) jointly announced that they had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ruby Acquisition Company, a wholly owned subsidiary of Lehman Brothers (“Merger Sub”). Pursuant to the terms and subject to the conditions of the Merger Agreement, NBI will merge with Merger Sub (the “Merger”). At the time the Merger becomes effective, each issued and outstanding share of common stock of NBI (other than treasury shares and dissenting shares) (“NBI Common Stock”) will be canceled and converted into the right to receive $9.49 in cash and a fractional share of common stock, par value $0.10 per share, of Lehman Brothers (“Lehman Brothers Common Stock”) determined pursuant to an exchange ratio based on the volume weighted average sales price of Lehman Brothers Common Stock for the ten consecutive trading days ending on the second trading day prior to the closing of the Merger (such average price, the “Lehman Reference Price”). Based upon the closing price for Lehman Brothers Common Stock on July 21, 2003, the implied price per share of NBI Common Stock is $41.48, consisting of $9.49 in cash and 0.496 shares of Lehman Brothers Common Stock. The number of shares received by stockholders of NBI may be adjusted if the price of Lehman Brothers Common Stock is above $66.51 during a period shortly prior to closing, subject to a collar.

At the time the merger becomes effective, if the Lehman Reference Price is greater than $66.51 and less than or equal to $73.00, the exchange ratio will be that fraction equal to $33.01 divided by the Lehman Reference

Price. If the Lehman Reference Price is greater than $73.00 and less than or equal to $82.19, the exchange ratio will be 0.452. If the Lehman Reference Price is greater than $82.19 but less than or equal to $90.41, the exchange ratio will be that fraction equal to $37.15 divided by the Lehman Reference Price. If the Lehman Reference Price is less than $61.51, NBI has the right to terminate the Merger Agreement, unless Lehman Brothers elects to “top-up” the merger consideration. If the Lehman Reference Price is greater than $90.41, the exchange ratio would be 0.411.

The total consideration received in the merger by stockholders of NBI is subject to reduction in certain circumstances.

Results of Operations

Our business is divided functionally into three major business segments: Private Asset Management, Mutual Fund and Institutional and Professional Securities Services. Our Private Asset Management segment provides customized wealth management services, including investment management for high net worth individuals, families and smaller institutions through asset management, advisory services and trust services. Revenues derived from this segment are principally investment advisory fees and commissions. The investment advisory and administrative services that we provide through our Mutual Fund and Institutional segment include: the management of the Neuberger Berman family of mutual funds, investment management of institutional separate account products and wrap products sponsored by third party brokerage firms and banks. Revenues derived from this segment are principally investment advisory and administrative fees and commissions. Our Professional Securities Services segment provides trade execution, clearing, custody, margin financing, portfolio reporting and trust services through our professional investor clearing services. This segment also provides wealth management services, research sales and other activities, including market making, global securities lending, custody and recordkeeping services and treasury management. In the fourth quarter of 2002, we made a decision to eliminate all Nasdaq principal trading activities due to the structural change in that market which we believe has permanently reduced profitability potential. Revenues derived from this segment are principally commissions, net interest, trading revenues and clearance fees. The Corporate segment reflects certain corporate results that are not directly related to the day-to-day operations of our principal business. These include results from our investments in our mutual funds, corporate marketing expense and interest on long-term debt. The following tables of selected financial data present our business segments in a manner consistent with the way that we manage our businesses.

Results of Operations for the Three Months Ended June 30, 2003 and 2002

Results of Operations

(in thousands)

For The Three Months Ended June 30, 2003	Private Asset Management	Mutual Fund and Institutional	Professional Securities Services	Corporate	Total
Net revenues after interest expense	$64,863	$63,522	$19,630	$510	$148,525
Operating expenses	37,335	41,759	19,677	7,592	106,363

Net income (loss) before taxes	$27,528	$21,763	$(47)	$(7,082)	$42,162

For The Three Months Ended June 30, 2002	Private Asset Management	Mutual Fund and Institutional	Professional Securities Services	Corporate	Total
Net revenues (loss) after interest expense	$80,398	$59,703	$20,745	$(516)	$160,330
Operating expenses	42,180	35,643	20,011	5,785	103,619

Net income (loss) before taxes	$38,218	$24,060	$734	$(6,301)	$56,711

Assets Under Management

(in millions)

	For The Three Months Ended
	June 30, 2003	June 30, 2002
PRIVATE ASSET MANAGEMENT
Assets under management, beginning of period	$21,517	$25,731

Net additions	53	213
Market appreciation (depreciation)	2,355	(2,351)

Total increase (decrease)	2,408	(2,138)

Assets under management, end of period (1)	$23,925	$23,593

Equity component of assets under management	70%	72%

MUTUAL FUND & INSTITUTIONAL
Equity Separate Accounts
Assets under management, beginning of period	$5,571	$6,542

Net additions	42	74
Market appreciation (depreciation)	658	(525)

Total increase (decrease)	700	(451)

Assets under management, end of period (1)	$6,271	$6,091

Fixed Income Separate Accounts
Assets under management, beginning of period	$5,967	$5,262

Net additions (withdrawals)	(27)	1
Market appreciation	104	174

Total increase	77	175

Assets under management, end of period (1)	$6,044	$5,437

Managed Account Group
Assets under management, beginning of period	$6,493	$3,544

Net additions	497	671
Market appreciation	251	22

Total increase	748	693

Assets under management, end of period	$7,241	$4,237

Mutual Fund and Sub-Advised Accounts
Assets under management, beginning of period	$16,723	$20,794

Net additions	1,432	519
Market appreciation (depreciation)	2,025	(1,971)

Total increase (decrease)	3,457	(1,452)

Assets under management, end of period (2)	$20,180	$19,342

Sub-Total Mutual Fund & Institutional
Assets under management, beginning of period	$34,754	$36,142

Net additions	1,944	1,265
Market appreciation (depreciation)	3,038	(2,300)

Total increase (decrease)	4,982	(1,035)

Assets under management, end of period	$39,736	$35,107

Equity component of assets under management	54%	62%

TOTAL
Assets under management, beginning of period	$56,271	$61,873

Net additions	1,997	1,478
Market appreciation (depreciation)	5,393	(4,651)

Total increase (decrease)	7,390	(3,173)

Assets under management, end of period	$63,661	$58,700

Equity component of assets under management	60%	66%

Note 1:	As of June 30, 2003, Private Asset Management, Equity Separate Accounts and Fixed Income Separate Accounts included assets of $115, $1,421, and $79, respectively, invested in our alternative investment products. As of June 30, 2002, Private Asset Management included assets of $58 invested in our alternative investment products.
Note 2:	As of June 30, 2003, Mutual Fund and Sub-Advised Accounts included $158 of client assets invested in the Fund Advisory Service wrap mutual fund program with third party funds, an increase of $7 from the prior quarter.

Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

We reported net income before taxes of $42.2 million for the second quarter ended June 30, 2003, representing a decrease of $14.5 million or 25.7%, when compared to $56.7 million for the second quarter ended June 30, 2002. Our net revenues after interest expenses were $148.5 million for the second quarter of 2003, a decrease of $11.8 million or 7.4% when compared to $160.3 million for the same period in 2002. Our second quarter results for 2003 reflect decreases in net revenues after interest expense in Private Asset Management and Professional Securities Services, partly offset by increases in our Mutual Fund and Institutional and Corporate segments. Assets under management increased to an all-time high of $63.7 billion at June 30, 2003, up $5.0 billion or 8.5% when compared to $58.7 billion at June 30, 2002. The increase in assets under management of $0.3 billion in Private Asset Management is primarily due to market appreciation. The increase in assets under management of $4.6 billion in Mutual Fund and Institutional is due to net asset additions of $4.1 billion and by market appreciation of $0.5 billion.

Private Asset Management.    Our net revenues after interest expense decreased 19.3% to $64.9 million for the second quarter of 2003, from $80.4 million for the second quarter of 2002. Our investment advisory fees decreased 17.5% to $45.9 million for the second quarter of 2003, from $55.7 million for the same period in 2002, due to a decrease in assets under management to $21.5 billion at March 31, 2003 (the billable base for the second quarter of 2003) from $25.7 billion at March 31, 2002 (the billable base for the second quarter of 2002). Because investment advisory fees from Private Asset Management are based on the previous quarter’s asset levels, we expect an increase in advisory fees for the third quarter of 2003 commensurate with the increased asset levels at June 30, 2003. Our commissions decreased to $18.1 million in the second quarter of 2003, a decrease of $5.4 million from $23.5 million in the second quarter of 2002, resulting from a decrease in commission generating share transactions.

Mutual Fund and Institutional.    Our net revenues after interest expense increased 6.4% to $63.5 million for the second quarter of 2003, from $59.7 million for the second quarter of 2002. Our investment advisory and administrative fees increased 6.3% to $59.1 million for the second quarter of 2003, from $55.6 million for the same period in 2002, due primarily to higher asset levels in our Managed Account Group and our Fixed Income Separate Account business, coupled with higher fees generated in our Equity Separate Account business, despite lower billable asset levels in that business. The higher fees in Equity Separate Accounts are attributable to management and incentive fees earned by our LibertyView Capital Management division (“LibertyView”), our alternative investment manager. These increases were partially offset by a decrease in fees from our mutual fund business attributable to a decrease in the average daily assets under management. Our commissions increased 4.3% to $4.3 million in the second quarter of 2003, from $4.1 million in the second quarter of 2002, despite a reduction in the commission rate charged to our mutual funds that was effected during the fourth quarter of 2002, due to an increase in commission generating share transactions.

Professional Securities Services.    Our net revenues after interest expense decreased 5.4% to $19.6 million in the second quarter of 2003, from $20.7 million for the second quarter of 2002. Our investment advisory fees in this segment decreased 5.5% to $2.0 million in the second quarter of 2003, from $2.1 million for the same period in 2002, due primarily to decreases in fees from our wealth management services. Our commissions decreased 12.4% to $8.5 million in the second quarter of 2003, from $9.7 million in the second quarter of 2002, as a result of a decrease in commission generating transactions. Our net interest income decreased 17.0% to $4.2 million in the second quarter of 2003, from $5.1 million in the second quarter of 2002, primarily due to lower average balances related to client financing and narrow interest spreads resulting from the decrease in absolute interest rates. Our clearance fees increased 28.4% to $4.0 million in the second quarter of 2003, from $3.1 million for the same period in 2002 as a result of increased transaction volume in our clearing business. Our other income increased 25.1% to $0.9 million in the second quarter of 2003 from $0.7 million in the second quarter of 2002, primarily as a result of increased syndicate activity.

Corporate.    Our net revenues after interest expense increased to $0.5 million in the second quarter of 2003, from a net loss of $0.5 million in the second quarter of 2002, due primarily to gains from our corporate investments partially offset by an increase in interest expense attributable to the addition of a cash interest payment on our long-term debt.

Operating Expenses.    Our total operating expenses were $106.4 million in the second quarter of 2003, an increase of $2.7 million or 2.6% when compared to $103.6 million in the second quarter of 2002. Employee compensation and benefits decreased to $65.5 million in the second quarter of 2003, a decrease of $1.2 million or 1.8% when compared to $66.7 million in the second quarter of 2002. This was primarily due to a decrease in production compensation which was partially offset by increases in incentive compensation, which included a higher payout related to incentive fees earned by our alternative investment advisors and amortization of unearned compensation related to restricted stock awards and deferred compensation plans. Our information technology costs increased to $7.5 million in the second quarter of 2003, an increase of $1.5 million or 24.0% when compared to $6.1 million in the second quarter of 2002. This was primarily due to increases associated with service additions to market data systems, increases in certain software licenses and an increase in service bureau costs attributable to increased transaction volume processed. Our rent and occupancy costs increased to $7.2 million in the second quarter of 2003, an increase of $1.5 million or 25.9% when compared to $5.7 million in the second quarter of 2002. This was due primarily to the costs associated with the closing of our Boston office facility. Our brokerage, clearing, and exchange fees increased to $3.5 million for the second quarter 2003, an increase of $0.2 million, or 6.1% when compared to $3.3 million in the second quarter of 2002 primarily due to an increase in transaction volume in our professional investor clearing services business coupled with an increase in orders executed by external brokers. Our advertising and sales promotion expenses decreased to $1.8 million in the second quarter of 2003, a decrease of $0.4 million or 19.7% when compared to $2.2 million in the second quarter of 2002, primarily due to decreased expenditures on media advertising, print campaigns and promotional activities. Our distribution and fund administration costs decreased to $6.0 million in the second quarter of 2003, a decrease of $0.4 million or 5.9% when compared to $6.3 million in the second quarter of 2002 primarily due to a decrease in average mutual fund assets, which directly influences payments to third parties. Our professional fees increased to $4.3 million in the second quarter of 2003, an increase of $1.1 million or 34.7% when compared to $3.2 million in the second quarter of 2002, primarily due to increases in legal fees. Our depreciation and amortization expenses increased to $4.1 million in the second quarter of 2003, an increase of $0.3 million or 8.1% when compared to $3.8 million in the second quarter of 2002, primarily due to technology related expenditures and amortization associated with certain intangible assets. Our other expenses increased to $6.5 million in the second quarter of 2003, an increase of $0.2 million or 3.2% when compared to $6.3 million in the second quarter of 2002, primarily due to increases in travel and entertainment and various insurance premiums, partially offset by decreases in stationery and supplies.

Taxes.    Our taxes decreased to $17.7 million in the second quarter of 2003, down $6.5 million or 27.0% from $24.2 million for the same period in 2002, due to lower net income before taxes as well as a lower effective tax rate. The decrease in the effective tax rate is primarily attributable to lower state and local taxes resulting from a higher percentage of investment income.

Results of Operations for the Six Months Ended June 30, 2003 and 2002

Results of Operations

(in thousands)

For The Six Months Ended June 30, 2003	Private Asset Management	Mutual Fund and Institutional	Professional Securities Services	Corporate	Total
Net revenues (loss) after interest expense	$127,187	$120,449	$37,876	$(176)	$285,336
Operating expenses	72,535	80,552	39,461	12,958	205,506

Net income (loss) before taxes	$54,652	$39,897	$(1,585)	$(13,134)	$79,830

For The Six Months Ended June 30, 2002	Private Asset Management	Mutual Fund and Institutional	Professional Securities Services	Corporate	Total
Net revenues (loss) after interest expense	$161,891	$116,440	$43,419	$(1,225)	$320,525
Operating expenses	85,300	70,731	39,066	10,896	205,993

Net income (loss) before taxes	$76,591	$45,709	$4,353	$(12,121)	$114,532

Assets Under Management

(in millions)

	For The Six Months Ended
	June 30, 2003	June 30, 2002
PRIVATE ASSET MANAGEMENT
Assets under management, beginning of period	$21,560	$25,004

Net additions	42	245
Market appreciation (depreciation)	2,323	(1,656)

Total increase (decrease)	2,365	(1,411)

Assets under management, end of period (1)	$23,925	$23,593

Equity component of assets under management	70%	72%

MUTUAL FUND & INSTITUTIONAL
Equity Separate Accounts
Assets under management, beginning of period	$5,907	$6,290

Net additions (withdrawals)	(235)	46
Market appreciation (depreciation)	599	(245)

Total increase (decrease)	364	(199)

Assets under management, end of period (1)	$6,271	$6,091

Fixed Income Separate Accounts
Assets under management, beginning of period	$5,770	$5,229

Net additions	97	94
Market appreciation	177	114

Total increase	274	208

Assets under management, end of period (1)	$6,044	$5,437

Managed Accounts Group
Assets under management, beginning of period	$5,739	$3,037

Net additions	1,177	1,123
Market appreciation	325	77

Total increase	1,502	1,200

Assets under management, end of period	$7,241	$4,237

Mutual Fund and Sub-Advised Accounts
Assets under management, beginning of period	$17,111	$19,488

Net additions	1,457	1,415
Market appreciation (depreciation)	1,612	(1,561)

Total increase (decrease)	3,069	(146)

Assets under management, end of period (2)	$20,180	$19,342

Sub-Total Mutual Fund & Institutional
Assets under management, beginning of period	$34,527	$34,044

Net additions	2,496	2,678
Market appreciation (depreciation)	2,713	(1,615)

Total increase	5,209	1,063

Assets under management, end of period	$39,736	$35,107

Equity component of assets under management	54%	62%

TOTAL
Assets under management, beginning of period	$56,087	$59,048

Net additions	2,538	2,923
Market appreciation (depreciation)	5,036	(3,271)

Total increase (decrease)	7,574	(348)

Assets under management, end of period	$63,661	$58,700

Equity component of assets under management	60%	66%

Note 1:	As of June 30, 2003, Private Asset Management, Equity Separate Accounts and Fixed Income Separate Accounts included assets of $115, $1,421, and $79, respectively, invested in our alternative investment products. As of June 30, 2002, Private Asset Management included assets of $58 invested in our alternative investment products.
Note 2:	As of June 30, 2003, Mutual Fund and Sub-Advised Accounts included $158 of client assets invested in the Fund Advisory Service wrap mutual fund program with third party funds, a decrease of $6 from the prior year period.

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

We reported net income before taxes of $79.8 million for the six months ended June 30, 2003, representing a decrease of $34.7 million or 30.3%, when compared to $114.5 million for the six months ended June 30, 2002. Our net revenues after interest expense were $285.3 million for the six months ended June 30, 2003, a decrease of $35.2 million or 11.0% when compared to $320.5 million for the same period in 2002. Our six month results for 2003 reflect decreases in net revenues after interest expense in Private Asset Management and Professional Securities Services, partially offset by increases in Mutual Fund & Institutional and Corporate. Net cash flows were up slightly in Private Asset Management and we recorded market appreciation in that segment of $2.3 billion during the first six months of 2003. Mutual Fund and Institutional recorded net cash inflows of $2.5 billion and market appreciation of $2.7 billion in the same period.

Private Asset Management.    Our net revenues after interest expense decreased 21.4% to $127.2 million for the first six months of 2003, from $161.9 million for the first six months of 2002. Our investment advisory and administrative fees decreased 16.3% to $92.2 million for the first six months of 2003, from $110.2 million for the same period in 2002, due to decreases in quarterly billable assets under management. Our commissions decreased 33.0% to $33.1 million in the first six months of 2003, from $49.5 million in the first six months of 2002, resulting from a decrease in commission generating share transactions. Our net interest income decreased 15.4% to $1.4 million in the first six months of 2003, from $1.7 million in the first six months of 2002, due to a combination of lower average balances related to client financing and narrow interest spreads.

Mutual Fund and Institutional.    Our net revenues after interest expense increased 3.4% to $120.4 million for the first six months of 2003, from $116.4 million for the first six months of 2002. Our investment advisory and administrative fees increased 4.0% to $112.3 million for the first six months of 2003, from $108.0 million for the same period in 2002, due primarily to higher asset levels in our Managed Account Group and our Fixed Income Separate Account business coupled with higher fees generated in our Equity Separate Account business, despite lower billable asset levels in that business. The higher fees in Equity Separate Accounts are attributable to management and incentive fees earned by LibertyView. These increases were partially offset by a decrease in fees from our mutual fund business attributable to a decrease in the average daily assets under management. Our commissions decreased 6.1% to $7.9 million in the first six months of 2003, from $8.4 million in the first six months of 2002 despite an increase in commission generating share transactions due to a reduction in the commission rate charged to our mutual funds that was effected during the fourth quarter of 2002.

Professional Securities Services.    Our net revenues after interest expense decreased 12.8% to $37.9 million in the first six months of 2003, from $43.4 million for the first six months of 2002. Our commissions decreased 14.8% to $16.2 million in the first six months of 2003, from $19.0 million in the first six months of 2002, as a result of a decrease in commission generating transactions. Our net interest income decreased 21.7% to $8.2 million in the first six months of 2003, from $10.5 million in the first six months of 2002, primarily due to lower average balances related to client financing and narrow interest spreads resulting from the decrease in absolute rates, which also negatively impacted our global securities lending activities. Our clearance fees increased 31.3% to $8.0 million in the first six months of 2003, from $6.1 million for the same period in 2002 as a result of increased transaction volume. Our other income decreased 63.7% to $1.3 million in the first six months of 2003, from $3.7 million in the first six months of 2002, primarily as a result of a decline in syndicate activity.

Corporate.    Our net loss after interest expense decreased 85.6% to $0.2 million in the first six months of 2003, from $1.2 million in the first six months of 2002, due primarily to gains from our corporate investments partially offset by an increase in interest expense attributable to the addition of a cash interest payment on our long-term debt.

Operating Expenses.    Our total operating expenses were $205.5 million for the first six months of 2003, a decrease of $0.5 million or 0.2% when compared to $206.0 million for the first six months of 2002. Employee compensation and benefits decreased to $128.1 million for the first six months of 2003, a decrease of $7.1 million or 5.2% when compared to $135.2 million for the first six months of 2002. This was primarily due to a decrease in production compensation which was partially offset by increases in incentive compensation, which included a higher payout related to incentive fees earned and amortization of unearned compensation related to restricted stock awards and deferred compensation plans. Our information technology costs increased to $14.8 million for the first six months of 2003, an increase of $2.9 million or 24.7% when compared to $11.9 million for the first six months of 2002. This was primarily due to increases associated with service additions to market data systems, increases in certain software licenses and an increase in service bureau costs attributable to increased transaction volume primarily related to our professional investor clearing service business. Our rent and occupancy costs increased to $13.4 million for the first six months of 2003, an increase of $2.2 million or 19.6% when compared to $11.2 million for the first six months of 2002, primarily due to the costs associated with the closing of our Boston office facility coupled with costs associated with expansion in our principal place of business, including the incremental costs attributable to our assumption of the LibertyView lease. Our brokerage, clearing, and exchange fees decreased to $5.8 million for the first six months of 2003, a decrease of $0.5 million, or 7.6% when compared to $6.3 million for the first six months of 2002, primarily due to a reduction in transaction volume. Our advertising and sales promotion expenses decreased to $3.2 million for the first six months of 2003, a decrease of $1.2 million or 27.5% when compared to $4.4 million for the first six months of 2002, primarily due to reduced expenditures on media advertising, promotional activities and print campaigns. Our distribution and fund administration costs decreased to $11.8 million for the first six months of 2003, a decrease of $0.4 million or 3.2% when compared to $12.1 million for the first six months of 2002 primarily due to a decrease in average mutual fund assets which directly influences payments to third parties. Our professional fees increased to $7.5 million for the first six months of 2003, an increase of $1.7 million or 30.0% when compared to $5.7 million for the first six months of 2002, primarily due to increases in legal and consulting fees. Our depreciation and amortization expenses increased to $8.2 million for the first six months of 2003, an increase of $0.7 million or 9.5% when compared to $7.5 million for the first six months of 2002, primarily due to technology related expenditures and amortization associated with certain intangible assets. Our other expenses increased to $12.7 million for the first six months of 2003, an increase of $1.1 million or 9.3% when compared to $11.6 million for the first six months of 2002, primarily due to an increase in travel and entertainment as well as increases in various insurance premiums.

Taxes.    Our taxes decreased to $33.5 million in the first six months of 2003, down $15.3 million or 31.3% from $48.8 million for the same period in 2002, due to lower net income before taxes as well as a lower effective tax rate. The decrease in the effective tax rate is primarily attributable to lower state and local taxes resulting from a higher percentage of investment income.

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

Cash and cash equivalents increased by $230.8 million in the first six months of 2003, with $263.0 million provided by operating activities. Cash of $6.9 million was used in investing activities, primarily for leasehold improvements and purchases of technology related equipment. Cash of $25.2 million was used in financing activities, reflecting payments made for dividends and common stock repurchases.

Cash and cash equivalents decreased by $3.4 million in the first six months of 2002, with $55.7 million provided by operating activities. Cash of $9.3 million was used in investing activities, reflecting payments for leasehold improvements and purchases of technology related equipment. Cash of $49.7 million was used in financing activities, reflecting payments made for dividends, common stock repurchases and the repurchase of long-term debt.

On May 4, 2001, in accordance with Rule 144A of the Securities Act of 1933, as amended, we sold $175 million principal amount at maturity of zero-coupon senior convertible notes due 2021, resulting in proceeds of approximately $151 million. The issue price represents a yield to maturity of 0.75% per year, which is accounted for using the effective interest rate method. Each $1,000 principal amount at maturity of the convertible securities is convertible into 13.8879 shares of our common stock upon the occurrence of any of the following events: i) during any calendar quarter commencing after June 30, 2001, the closing sale price of our common stock on the New York Stock Exchange for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than a specified percentage, initially 120% and declining 0.12658% each quarter thereafter, of the accreted conversion price per share of our common stock on the last trading day of the preceding calendar quarter; ii) we elect to redeem the convertible securities; iii) we take certain corporate actions, such as the declaration of an extraordinary dividend; and iv) the credit rating by Standard & Poor’s is below investment grade. We may redeem the convertible securities for cash on or after May 4, 2006 at their accreted value. We may be required to repurchase the convertible securities at the accreted value thereof, at the option of the holders on May 4 of 2004, 2006, 2011 and 2016. We may choose to pay for such repurchases in cash or shares of our common stock. In the event we are required to repurchase the convertible securities prior to maturity, it is our intent to pay for such repurchases in cash. In addition, if a change in control of NBI occurs on or before May 4, 2006, each holder may require us to purchase all or a portion of such holder’s convertible security on a date no later than 35 business days after the occurrence of a change in control at a cash price equal to the sum of the issue price and accrued original issue discount on such convertible security on such date of purchase. We believe, based on our current and projected future cash flows from operations, that we will have sufficient liquidity to do so. We used the proceeds from this transaction for general corporate purposes, including share repurchases. Prior to this transaction, we received and still maintain a BBB+ rating from Standard & Poor’s. This credit rating should enable us opportunistically to access the capital markets for additional liquidity if we believe it is necessary.

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

It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for broker-dealers prescribed by the Securities and Exchange Commission (“SEC”) and other regulatory authorities. At June 30, 2003, our regulatory net capital exceeded the minimum requirement by approximately $274 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. In addition, the debt covenants related to Neuberger Berman, LLC’s $35 million outstanding subordinated note and $100 million committed line of credit include certain covenants that limit the percentage by which the aggregate unpaid principal amount of subordinated liabilities exceeds total regulatory capital and impose a dollar amount below which total ownership equity cannot fall. We believe that our cash flows from operations and existing committed and uncommitted lines of credit will be more than adequate to meet our anticipated capital requirements and debt and other obligations as they come due.

Our Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including the issuance of shares to employees under certain of our employee stock purchase plans. Since the inception of our common stock repurchase program, we have repurchased 7,852,742 shares of common stock, including 2,400,900 shares which were repurchased from a limited number of former principals in a transaction that followed the secondary offering in July 2001, for $282.4 million. We used cash flows from operations and the proceeds from our debt offering to fund the repurchases of these shares. As of June 30, 2003, an authorization to repurchase shares with a value of $42.6 million remains outstanding.

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

Our securities owned at June 30, 2003, including securities segregated for the exclusive benefit of clients and deposited with clearing organizations, are primarily comprised of $11.7 million of U.S. Treasury bills;

$56.8 million of municipal revenue bonds; a $21.9 million investment in one of our mutual funds, the Limited Maturity Bond Fund and $15.7 million invested in an exchange traded preferred security. The municipal revenue bonds, which are tax advantageous, trade at par and contain variable rates of interest that generally reset monthly, at which time they can be sold back to the dealer. The bonds are rated in one of the two highest categories by at least one but generally two of three rating agencies, Standard & Poor’s, Moody’s Investors Services and Fitch Ratings. The Limited Maturity Bond Fund, an open-ended fund with daily redemption characteristics, is organized under the Investment Company Act of 1940 and invests in limited maturity bonds, seeking the highest available current income consistent with liquidity and low risk to principal.

As part of our prime brokerage business, we write covered over-the-counter put options on listed equity securities with certain of our prime brokerage clients. Market risk is mitigated as the options are generally deep in the money and covered by an equivalent number of securities sold but not yet purchased. At June 30, 2003, the fair value of such options and market value of securities sold was approximately $0.4 million and $2.2 million, respectively, and are included in other liabilities.

We enter into various over-the-counter, foreign exchange forward contracts on behalf of certain of our professional investor clearing services clients. These forward contracts, which are used by the clients to manage their portfolio exposure to foreign currency, are collateralized by the underlying securities in the clients’ accounts and have been executed with major financial institutions. As a result, we believe the credit and market risks associated with these transactions have been greatly reduced. At June 30, 2003, we had outstanding obligations to purchase and sell foreign exchange forward contracts of approximately $173.4 million, of which $169.6 million is scheduled to expire by December 31, 2003.

Item 4. —Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II    Other Information

Item 1.    Legal Proceedings

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

Eleanor Leonard v. Neuberger Berman Inc., John A. Elliot, Joyce F. Brown, Nathan Gantcher, David W. Glenn, Kevin Handwerker, Jeffrey B. Lane, Arthur Levitt, Jr. Jon C. Maddura (sic), Robert Matza, Jack H. Nusbaum, Marvin C. Schwartz, Lawrence Zicklin and Lehman Brothers Holdings, Inc. (Supreme Court of the State of New York-New York County).

On June 26, 2003, plaintiff, Eleanor Leonard, filed a putative class action complaint on behalf of our public stockholders in connection with the contemplated merger. The complaint alleges that our individual defendant board members breached their fiduciary duty by allegedly failing to make all efforts to maximize the value of our common stock. The complaint further claims that defendant Lehman Brothers Holdings Inc. aided and abetted these breaches of fiduciary duty. The complaint also alleges that our discussions with Lehman Brothers, allegedly without inviting other interested parties to make acquisition offers, will harm the interests of plaintiff and our public stockholders by allowing Lehman Brothers to avoid a competitive sale process for our businesses.

The plaintiff is seeking to enjoin the defendants from consummating the merger as well as certain damages, including rescissory damages, in connection therewith.

The complaint was brought prior to public announcement of the merger agreement or any of its material terms. The defendants have not answered the complaint and no answer is yet due. The defendants intend to defend this action vigorously.

Item 4.    Submission of Matters to a Vote of Security Holders

Neuberger Berman Inc.’s Annual Meeting of Stockholders was held on May 21, 2003. At the meeting:

(1)	11 persons were elected to serve as directors of Neuberger Berman Inc.;

(2)	the 2003 Neuberger Berman Inc. Annual Incentive Plan was approved for purposes of 162(m) of the Internal Revenue Code of 1986, as amended;

(3)	the 1999 Neuberger Berman Inc. Long-Term Incentive Plan was approved for purposes of 162(m) of the Internal Revenue Code of 1986, as amended; and

(4)	the selection of KPMG to serve as the independent auditors of Neuberger Berman Inc. was ratified.

The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below, as are the number of broker non-votes, where applicable.

	FOR	AGAINST/ WITHHELD	ABSTAINED	BROKER NON-VOTES
(1) Election of Directors

NOMINEE
Joyce F. Brown	69,165,055	635,551
John A. Elliott	69,270,566	530,040
Nathan Gantcher	69,244,301	556,305
David W. Glenn*	69,258,345	542,261
Jeffrey B. Lane	69,178,856	621,750
Arthur Levitt, Jr.	69,141,904	658,702
Jon C. Madonna	69,166,635	633,971
Robert Matza	69,247,292	553,314
Jack H. Nusbaum	69,168,554	632,052
Marvin C. Schwartz	69,266,126	534,480
Lawrence Zicklin	68,853,045	947,561

* Mr. Glenn resigned from the Board of Directors effective June 12, 2003.

(2) approval of the 2003 Neuberger Berman Inc. Annual Incentive Plan for purposes of Section 162(m) of the Internal Revenue Code, as amended	66,863,050	2,369,576	567,980

(3) approval of the 1999 Neuberger Berman Inc. Long-Term Incentive Plan for purposes of Section 162(m) of the Internal Revenue Code, as amended	62,881,930	6,357,075	561,601

(4) ratification of auditors	68,691,413	1,001,393	107,800

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

1.	Form 8-K filed May 1, 2003, Items 5, 7 and 9 (including information furnished under Item 12).

Exhibits and Financial Statements:

Exhibit 99.1	Press release issued by Neuberger Berman Inc. on April 29, 2003, with respect to the declaration of its first quarter 2003 cash dividend.

Exhibit 99.2	Press release issued by Neuberger Berman Inc. on April 29, 2003 reporting the Corporation’s results of operations for the first quarter ended March 31, 2003.

Exhibit 99.3	Unaudited Condensed Consolidated Statements of Income for the quarter ended March 31, 2003, and certain supplemental quarterly data with respect thereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUBERGER BERMAN INC.

August 14, 2003	By: /s/ MATTHEW S. STADLER
Matthew S. Stadler Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.