Form 10-Q
period 2003-09-30
NEUBERGER BERMAN INC
filed 2003-11-14
CIK 1068144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2003

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

69,881,467 shares of Common Stock, par value $.01 per share, were outstanding on October 30, 2003.

NEUBERGER BERMAN INC.

Form 10-Q

Index

Page
Part I—Financial Information
Item 1.—Financial Statements	2
Condensed Consolidated Statements of Financial Condition as of September 30, 2003 (Unaudited) and December 31, 2002	2
Condensed Consolidated Statements of Income (Unaudited) For The Three and Nine Months Ended September 30, 2003 and 2002	3
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) For The Three Months Ended March 31, 2003, June 30, 2003 and September 30, 2003	4
Condensed Consolidated Statements of Cash Flows (Unaudited) For The Nine Months Ended September 30, 2003 and 2002	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.—Quantitative and Qualitative Disclosures About Risk	33
Item 4.—Controls and Procedures	34

Part II—Other Information
Item 1.—Legal Proceedings	35
Item 4.—Submission of Matters to a Vote of Security Holders	35
Item 6.—Exhibits and Reports on Form 8-K	35
Signature	37
Exhibit Index	38
Certifications

Forward Looking Statements

Our disclosure and analysis in this report or in documents that are incorporated by reference contain some forward looking statements. Forward looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. We use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results. Although we believe that our expectations and beliefs are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that our actual results will not differ materially from our expectations or beliefs. Some of the factors that could cause our actual results to differ from our expectations or beliefs include, without limitation, the adverse effect from a decline in the securities markets or if our products’ performance declines, a general downturn in the economy, changes in government policy or regulation, our inability to attract or retain key employees and unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations. These statements are provided as permitted by the Private Litigation Reform Act of 1995. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I—Financial Information

Item 1.—Financial Statements

Neuberger Berman Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(in thousands, except share data)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and cash equivalents	$375,541	$279,610
Cash and securities segregated for the exclusive benefit of clients	7,551	391,229
Cash and securities deposited with clearing organizations (including securities with market values of $10,996 and $14,205 at September 30, 2003 and December 31, 2002, respectively)	16,611	15,785
Securities purchased under agreements to resell	19,411	305,017
Receivable from brokers, dealers and clearing organizations	2,438,739	2,264,656
Receivable from clients	478,213	502,549
Fees receivable	33,052	28,829
Furniture, equipment and leasehold improvements, at cost, net of accumulated depreciation and amortization of $64,905 and $53,486 at September 30, 2003 and December 31, 2002, respectively	39,654	43,912
Other assets	305,029	273,653

Total assets	$3,713,801	$4,105,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Securities sold under agreements to repurchase	$—	$368,227
Payable to brokers, dealers and clearing organizations	2,285,461	1,972,300
Payable to clients	673,033	1,101,637
Other liabilities and accrued expenses	157,114	113,940

	3,115,608	3,556,104

Long-term debt	145,733	144,917

Subordinated liability	35,000	35,000

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued at September 30, 2003 and December 31, 2002	—	—
Common stock, $.01 par value; 250,000,000 shares authorized; 77,033,578 and 76,299,152 shares issued at September 30, 2003 and December 31, 2002, respectively; 70,047,370 and 69,741,097 shares outstanding at September 30, 2003 and December 31, 2002, respectively	770	763
Paid-in capital	390,191	367,976
Retained earnings	319,505	271,302

	710,466	640,041
Less: Treasury stock, at cost, of 6,986,208 and 6,558,055 shares at September 30, 2003 and December 31, 2002, respectively	(253,160)	(241,329)
Unearned compensation	(39,846)	(29,493)

Total stockholders’ equity	417,460	369,219

Total liabilities and stockholders’ equity	$3,713,801	$4,105,240

The accompanying notes are an integral part of the condensed consolidated financial statements.

Neuberger Berman Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES:
Investment advisory and administrative fees	$116,026	$101,314	$324,709	$323,581
Commissions	28,140	32,671	85,417	109,588
Interest	10,457	15,138	36,323	53,039
Clearance fees	3,543	3,063	11,507	9,127
Other income	991	1,340	5,702	6,117

Gross revenues	159,157	153,526	463,658	501,452
Interest expense	7,519	10,629	26,684	38,030

Net revenues after interest expense	151,638	142,897	436,974	463,422

OPERATING EXPENSES:
Employee compensation and benefits	69,890	55,038	197,986	190,190
Information technology	7,522	6,379	22,331	18,251
Rent and occupancy	6,331	5,915	19,773	17,157
Brokerage, clearing and exchange fees	2,806	3,240	8,638	9,549
Advertising and sales promotion	1,552	1,806	4,770	6,247
Distribution and fund administration	6,932	5,767	18,696	17,915
Professional fees	9,016	3,430	16,470	9,164
Depreciation and amortization	4,241	3,794	12,457	11,294
Other expenses	8,637	6,559	21,312	18,154

Total operating expenses	116,927	91,928	322,433	297,921

Net income before taxes	34,711	50,969	114,541	165,501
Provision for income taxes	17,013	21,789	50,541	70,606

Net income	$17,698	$29,180	$64,000	$94,895

Net income per common share
Net income per share—Basic	$0.26	$0.42	$0.93	$1.36

Net income per share—Diluted	$0.25	$0.42	$0.92	$1.34

Weighted average common shares outstanding—Basic	68,407	69,397	68,551	69,771

Weighted average common shares outstanding—Diluted	69,469	70,055	69,290	70,744

The accompanying notes are an integral part of the condensed consolidated financial statements.

Neuberger Berman Inc. and Subsidiaries

Condensed Consolidated Statements of Changes

In Stockholders’ Equity (Unaudited)

(in thousands)

	For The Three Months Ended March 31, 2003, June 30, 2003 and September 30, 2003
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Compensation	Total
Beginning Balance, December 31, 2002	$763	$367,976	$271,302	$(241,329)	$(29,493)	$369,219
Dividends	—	—	(5,273)	—	—	(5,273)
Acquisition of treasury stock	—	—	—	(9,574)	—	(9,574)
Issuance of common stock	7	17,185	—	2,921	(16,279)	3,834
Amortization of unearned compensation	—	—	—	—	2,885	2,885
Forfeitures of restricted stock awards	—	(98)	—	(105)	96	(107)
Net Income	—	—	21,848	—	—	21,848

Ending balance, March 31, 2003	770	385,063	287,877	(248,087)	(42,791)	382,832
Dividends	—	—	(5,272)	—	—	(5,272)
Acquisition of treasury stock	—	—	—	(5,808)	—	(5,808)
Issuance of common stock	—	4,275	—	663	(3,613)	1,325
Amortization of unearned compensation	—	—	—	—	3,331	3,331
Forfeitures of restricted stock awards	—	(481)	—	(31)	490	(22)
Net Income	—	—	24,454	—	—	24,454

Ending balance, June 30, 2003	770	388,857	307,059	(253,263)	(42,583)	400,840
Dividends	—	—	(5,252)	—	—	(5,252)
Acquisition of treasury stock	—	—	—	(2)	—	(2)
Issuance of common stock	—	1,389	—	105	(706)	788
Amortization of unearned compensation	—	—	—	—	3,388	3,388
Forfeitures of restricted stock awards	—	(55)	—	—	55	—
Net Income	—	—	17,698	—	—	17,698

Ending Balance, September 30, 2003	$770	$390,191	$319,505	$(253,160)	$(39,846)	$417,460

The accompanying notes are an integral part of the condensed consolidated financial statements.

Neuberger Berman Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For The Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$64,000	$94,895
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	12,457	11,294
Deferred tax provision	12,026	17,098
Amortization of unearned compensation, net	9,475	4,379
Interest on long-term debt	2,088	1,906
Stock-based employee compensation	1,687	—
Net tax benefit on options exercised	3,576	2,183
(Increase) decrease in operating assets—
Cash and securities segregated for the exclusive benefit of clients	383,678	268,587
Cash and securities deposited with clearing organizations	(826)	(1,353)
Securities purchased under agreements to resell	285,606	302,028
Receivable from brokers, dealers and clearing organizations	(174,083)	(34,452)
Receivable from clients	24,336	410,413
Fees receivable	(4,223)	(3,339)
Other assets	(15,666)	(16,805)
Increase (decrease) in operating liabilities—
Securities sold under agreements to repurchase	(368,227)	(608,538)
Payable to brokers, dealers and clearing organizations	313,161	77,483
Payable to clients	(428,604)	(423,403)
Other liabilities and accrued expenses	13,905	(58,276)

Net cash provided by operating activities	134,366	44,100

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of furniture, equipment and leasehold improvements	(6,077)	(11,234)
Cash paid for acquisitions	(1,861)	(1,285)

Cash used in investing activities	(7,938)	(12,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for dividends	(15,797)	(15,856)
Issuance of common stock	684	1,301
Purchase of treasury stock	(15,384)	(54,464)
Repurchase of long-term debt	—	(7,581)

Net cash used in financing activities	(30,497)	(76,600)

Net increase (decrease) in cash and cash equivalents	95,931	(45,019)
CASH AND CASH EQUIVALENTS, beginning of period	279,610	282,040

CASH AND CASH EQUIVALENTS, end of period	$375,541	$237,021

The accompanying notes are an integral part of the condensed consolidated financial statements.

Neuberger Berman Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(in thousands, except share data)

Supplemental disclosures of cash flow information:

Interest payments totaled $24,497 and $36,162 for the nine months ended September 30, 2003 and 2002, respectively.

Tax payments totaled $31,770 and $87,286 for the nine months ended September 30, 2003 and 2002, respectively.

Supplemental disclosures of non-cash investing and financing activities:

In the first quarter of 2002, Neuberger Berman Inc. recorded a non-cash expense of $250 related to an irrevocable contribution to an employee defined contribution stock incentive plan trust, which was recognized in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions.”

In connection with its employee stock ownership plans, Neuberger Berman Inc. issued for the nine months ended September 30, 2003 and 2002, 662,107 and 554,250 of restricted shares, respectively, with market values of $20,655 and $20,646, of which $2,779 and $3,297 were issued from treasury, respectively. These issuances of shares were recorded as a credit to capital stock with a corresponding debit to unearned compensation. In addition, 23,058 and 13,304 shares of restricted stock were forfeited in the first nine months of 2003 and 2002, respectively, with recorded values of $770 and $627, respectively. These forfeitures of shares were recorded as a debit to capital stock with corresponding credits to unearned compensation and employee compensation and benefits.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Neuberger Berman Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1.    Organization and Description of Business

Neuberger Berman Inc. (“NBI”) was organized as a Delaware corporation on August 13, 1998. NBI was formed to be the holding company for Neuberger Berman, LLC (“NB, LLC”), a Delaware limited liability company, and Neuberger Berman Management Inc. (“NBMI”), a New York corporation, and to allow for the issuance of common stock (the “Common Stock”) to the public. On October 31, 2003, in accordance with the terms of the Agreement and Plan of Merger dated as of July 21, 2003, as amended by the First Amendment to Agreement and Plan of Merger dated as of September 22, 2003 (as so amended, the “Merger Agreement”), among NBI, Ruby Acquisition Company (“Newco”) and Lehman Brothers Holdings Inc., a Delaware corporation (“Lehman Brothers”), NBI merged with and into Newco (the “Merger”), with Newco, the surviving corporation. Newco, which changed its name to Neuberger Berman Inc. (“New Neuberger”), is a direct wholly owned subsidiary of Lehman Brothers.

The condensed consolidated financial statements include the accounts of NBI and its subsidiaries (collectively, the “Company”). NBI’s significant wholly owned subsidiaries are NB, LLC, NBMI and Neuberger Berman Trust Company, N.A., which holds a national bank charter under the laws of the United States. Material intercompany transactions and balances have been eliminated in consolidation.

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

2.    Basis of Presentation and Significant Accounting Policies

The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, which are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and the condensed consolidated financial statements and the related notes included in the Company’s Form 10-Q for the periods ended March 31, 2003 and June 30, 2003. Certain prior period amounts have been reclassified to conform to the three and nine months ended September 30, 2003 presentation.

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

Neuberger Berman Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

2.    Basis of Presentation and Significant Accounting Policies (Continued)

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Included in rent and occupancy for the nine months ended September 30, 2003, is approximately $1,050,000 related to costs associated with the closing of the Company’s Boston office facility.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation provides consolidation accounting guidance for entities involved with variable interest entities (“VIEs”). An entity is subject to FIN 46 and is called a VIE if it has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries.” A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has absorbed a majority of the expected losses or received a majority of the expected residual returns or both. The consolidation requirements of FIN 46 apply to all VIEs created after January 31, 2003, and apply in periods ending after December 15, 2003 for VIEs that existed prior to February 1, 2003. The Company continues to monitor new guidance on FIN 46, but does not expect FIN 46 to have a material impact on its unaudited condensed consolidated financial condition or results of operations.

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

Beginning in January of 2003, the Company accounts for stock options in accordance with the fair-value method prescribed by SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), using the prospective adoption method. Under this method, compensation expense is recognized based on the fair value of new stock options granted, including reload options, in 2003 and future periods over the applicable vesting period. Included in compensation and benefits for the nine months ended September 30, 2003, is approximately $1,686,000 associated with the adoption of this standard. The amount of compensation to be recognized under SFAS 123 in future periods is not currently determinable because the number and value of stock options to be granted in the future is not yet known.

Neuberger Berman Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

2.    Basis of Presentation and Significant Accounting Policies (Continued)

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including with respect to: (i) certain derivative instruments embedded in other contracts, (ii) hedging activities under SFAS No. 133, (iii) decisions made in connection with other FASB projects dealing with financial instruments (iv) implementation issues raised in relation to the application of the definition of a derivative and (v) characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the unaudited condensed consolidated statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated as such after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company’s unaudited condensed consolidated financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial condition certain financial instruments with characteristics of both liabilities and equity. The Company applied the provisions of SFAS No. 150 to all financial instruments at the beginning of the Company’s third quarter of fiscal 2003. The adoption of SFAS 150 did not have a material impact on the Company’s unaudited condensed consolidated financial condition or results of operations.

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

In accordance with the guidelines set forth under SFAS 142, a detailed valuation analysis was performed as of December 31, 2002 (annual test), incorporating discounted cash flow techniques to measure both the fair value and the carrying value of each business segment. As a result of the valuation analysis, it was determined that no goodwill impairment existed because the fair value of each business segment substantially exceeded its carrying value. During the quarter ended September 30, 2003, there were no events or circumstances that would more likely than not reduce the fair value of any business segment below its carrying value and, accordingly, no additional testing for impairment is required until the annual test at year end.

4.    Long-Term Debt

On May 4, 2001, in accordance with Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), NBI entered into an Indenture with the Bank of New York, a New York banking corporation (the “Trustee”),

Neuberger Berman Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

4.    Long-Term Debt (Continued)

and sold $175,000,000 principal amount at maturity of zero-coupon senior convertible notes due 2021, resulting in proceeds of approximately $151,000,000. The issue price represents a yield to maturity of 0.75% per year, which is accounted for using the effective interest rate method. Each $1,000 principal amount at maturity of the convertible securities is convertible into 13.8879 shares of NBI’s common stock upon the occurrence of any of the following events: i) during any calendar quarter commencing after June 30, 2001, the closing sale price of NBI’s common stock on the New York Stock Exchange (“NYSE”) for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than a specified percentage, initially 120% and declining 0.12658% each quarter thereafter, of the accreted conversion price per share of NBI’s common stock on the last trading day of the preceding calendar quarter; ii) NBI elects to redeem the convertible securities; iii) NBI takes certain corporate actions, such as the declaration of an extraordinary dividend; and iv) the credit rating by Standard & Poor’s is below investment grade. NBI may redeem the convertible securities for cash on or after May 4, 2006, at their accreted value. NBI may be required to repurchase the convertible securities at the accreted value thereof, at the option of the holders on May 4 of 2004, 2006, 2011 and 2016. NBI may choose to pay for such repurchases in cash or shares of its common stock. In the event NBI is required to repurchase the convertible securities prior to maturity, it is NBI’s intention to pay for such repurchases in cash. In addition, if a change in control of NBI occurs on or before May 4, 2006, each holder may require NBI to purchase all or a portion of such holder’s convertible security on a date no later than 35 business days after the occurrence of a change in control at a cash price equal to the sum of the issue price and accrued original issue discount plus accrued interest, if any, on such convertible security on such date of purchase. For the three and nine months ended September 30, 2003, NBI recorded accreted interest of approximately $273,000 and $816,000, respectively.

As of May 2, 2002, NBI entered into the First Supplemental Indenture with the Trustee, which amended the terms of its convertible securities to permit the holders, at their option, to cause NBI to repurchase the convertible securities on November 4, 2002, at their accreted value of $870.67 per $1,000 principal amount at maturity. NBI also announced that each holder electing not to require NBI to repurchase its convertible securities as of May 4, 2002, would receive a one-time payment of $4.34 for every $1,000 aggregate principal amount at maturity of the convertible securities held. As of the close of business May 3, 2002, holders of approximately 5%, or $8,740,000 principal amount, of the convertible securities exercised their option to cause NBI to repurchase their convertible securities. On May 6, 2002, NBI made a cash payment of $7,581,000 for these repurchases. On May 8, 2002, NBI made a one-time payment of $4.34 for every $1,000 aggregate principal amount at maturity of the convertible securities to each holder of the convertible securities as of the close of business on May 7, 2002.

As of November 1, 2002, NBI entered into the Second Supplemental Indenture with the Trustee, which amended the terms of its convertible securities to add cash interest payments of 3.047% per annum of the principal amount at maturity on its outstanding securities for the next 18 months (the Indenture dated as of May 4, 2001 by and between NBI and the Trustee, as amended by the First Supplemental Indenture dated as of May 2, 2002, and as amended by the Second Supplemental Indenture dated as of November 1, 2002, the “Original Indenture”). This additional interest, which is the equivalent of 3.500% of $870.67, the accreted value on November 4, 2002, was paid on a semi-annual basis in arrears on May 4, 2003 and November 4, 2003 in the amount of $2,533,000 per interest period to holders of record at the close of business on April 15, 2003 and October 15, 2003 and is scheduled to be paid on May 4, 2004 to holders of record at the close of business on April 15, 2004. As of the close of business on November 1, 2002, holders of approximately 0.02%, or $25,000 principal amount at maturity, of the convertible securities made an irrevocable election to exercise their option to cause NBI to repurchase their convertible securities at their accreted value of $870.67 on November 4, 2002, resulting in a cash payment of $22,000.

Neuberger Berman Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

4.    Long-Term Debt (Continued)

On October 16, 2003, in accordance with the terms of the Original Indenture, NBI provided the Trustee and Cede & Co., the holder of record, with notice that October 31, 2003 was anticipated to be the closing date (the “Closing Date”) of the Merger. In addition, the notice also states that each holder of a convertible security has the right to surrender said security for conversion (i) into Common Stock at any time from October 16, 2003 and prior to the actual Closing Date and (ii) at any time from the Closing Date until 15 days after the Closing Date into the amount of cash and Lehman Brothers common stock that such holder would have received if such holder had converted the convertible securities immediately prior to the Merger. As of the date of this Form 10-Q, no holder of a convertible security has delivered a conversion notice.

On the Closing Date, NBI, New Neuberger and the Trustee amended the Original Indenture by entering into the Third Supplemental Indenture (the Original Indenture as so amended, the “Indenture”), which provides, among other things, that effective with the Merger, New Neuberger succeeded to, and was substituted for all of the rights and obligations of, NBI under the Original Indenture.

On November 3, 2003, New Neuberger solicited consents from holders of the convertible securities that are institutional accredited investors with respect to an amendment to the Indenture that would replace New Neuberger’s obligations to deliver financial information, including the obligation to deliver to the Trustee the annual, quarterly and other reports that it is required to file with the SEC pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934 with similar obligations of Lehman Brothers. The consent solicitation expired on November 13, 2003; however, New Neuberger intends to extend the deadline. If this amendment were effected, Lehman Brothers would provide a full and unconditional guarantee of New Neuberger’s payment obligations under the convertible securities. No assurance can be given that the necessary consents to effect this amendment will be received.

On November 4, 2003, New Neuberger delivered a Notice of Adjustment (the “Adjustment Notice”), to the Trustee and Cede & Co. that states that the consideration a stockholder of NBI will receive effective with the Merger is (i) $9.49 in cash and 0.4741 of a share of Lehman Brothers common stock, par value $0.10 per share (the “Merger Consideration”) per share of Common Stock. In addition, the Adjustment Notice provides that as a result of the Merger and pursuant to the Indenture, following the Merger the convertible securities, when and if convertible pursuant to the Indenture, are convertible into the kind and amount of Merger Consideration that such holder would have received if the convertible security had been converted into NBI Common Stock prior to the Merger, subject to further adjustment as described in the Indenture. Each $1,000.00 principal amount at maturity of the convertible securities is convertible into cash and stock equal to $131.80 and 6.5843 shares of Lehman Brothers common stock.

By virtue of the Merger, a change in control under the Indenture has occurred. Pursuant to the requirements of the Indenture, New Neuberger will transmit a Change in Control Notice to the Trustee and Cede and Co., as the holder of record of the convertible securities. As a result of the change in control, each holder of the convertible securities has the option to require New Neuberger to repurchase, in whole, or in part, the convertible securities at a price equal to the initial issue price as set forth on the face of the certificate representing the convertible security plus accrued original issue discount plus accrued and unpaid interest, if any. Under the Indenture, New Neuberger is required to purchase the convertible securities from a holder (if such holder so elects), no later than 35 business days after the Merger (the change of control).

Neuberger Berman Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

5.    Regulatory Requirements

NB, LLC and NBMI, as registered broker-dealers and member firms of the NYSE and the National Association of Securities Dealers, are subject to the SEC’s Uniform Net Capital Rule 15c3-1 (“the Rule”), which requires that broker-dealers maintain a minimum level of net capital, as defined. As of September 30, 2003, NB, LLC and NBMI had net capital of approximately $305,004,000 and $7,437,000, respectively, which exceeded their requirements by approximately $286,813,000 and $7,187,000, respectively.

The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital of a broker-dealer would be less than the amount required under the Rule. Accordingly, at September 30, 2003, the payments of dividends and advances to NBI by NB, LLC and NBMI are limited to approximately $259,528,000 and $7,137,000, respectively, under the most restrictive of these requirements.

As of September 30, 2003, cash of $6,500,000 has been segregated in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the SEC. In addition, cash of $53,000 and U.S. Treasury bills with a market value of $998,000 have been segregated under the Commodity Exchange Act.

As a clearing broker-dealer, NB, LLC has elected to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (“PAIB Calculation”), as defined. The PAIB Calculation is computed to give correspondent firms the ability to classify their assets held by NB, LLC as allowable assets in the correspondents’ net capital calculation. At September 30, 2003, no collateral was required to be segregated in a special reserve bank account for the exclusive benefit of customers-PAIB under Rule 15c3-3 of the SEC.

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

Neuberger Berman Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

6.    Earnings Per Share (Continued)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2003 and 2002:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2003	2002	2003	2002
	(In Thousands, Except Per Share Data)
Net income	$17,698	$29,180	$64,000	$94,895

Basic weighted average shares outstanding	68,407	69,397	68,551	69,771
Dilutive potential shares from stock options and certain restricted stock awards	1,062	658	739	973

Dilutive weighted average shares outstanding	69,469	70,055	69,290	70,744

Basic earnings per share	$0.26	$0.42	$0.93	$1.36

Diluted earnings per share	$0.25	$0.42	$0.92	$1.34

Options on approximately 2,594,000 and 3,387,000 shares for the three months ended September 30, 2003 and 2002, respectively, and options on approximately 2,848,000 and 3,129,000 shares for the nine months ended September 30, 2003 and 2002, respectively, have been excluded from the earnings per share computation above due to their anti-dilutive effect. Due to its contingent conversion feature, long-term debt has not been considered.

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

Options generally are granted at the fair market value of NBI common stock at the date of grant, vest ratably over a five-year period and expire on the tenth anniversary of the grant date. The Plans, as in effect through the Closing Date, also permit an employee or director exercising an option to be granted new options (“reload options”) in an amount equal to the number of common shares used to satisfy the exercise price and withholding taxes, if any, due upon exercise. In order to receive reload options, the fair value of a share of NBI common stock must exceed the exercise price by at least 20% on the date of exercise. The reload options vest after six months

Neuberger Berman Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

8.    Stock Options (Continued)

and expire after the remaining term of the related original option grant. The dilutive effect of outstanding options is reflected as dilutive potential shares in the computation of earnings per share (see Note 6).

Information with respect to stock option activity under the Plans for the three months ended March 31, 2003, June 30, 2003 and September 30, 2003 is set forth below:

	Range of Stock Prices
	18.75-19.99	20.00-29.99	30.00-39.99	40.00-49.99	50.00-59.99	Total
Balance at December 31, 2002	1,823,973	586,717	267,003	2,313,656	623,231	5,614,580
Granted—reload	—	407,191	—	—	—	407,191
Forfeited	(48,000)	—	—	—	—	(48,000)
Exercised	(459,614)	(195,000)	—	—	—	(654,614)

Balance at March 31, 2003	1,316,359	798,908	267,003	2,313,656	623,231	5,319,157
Granted	—	10,000	1,125	—	—	11,125
Granted—reload	—	7,918	36,525	—	—	44,443
Forfeited	(30,000)	(11,207)	—	(16,288)	(37,500)	(94,995)
Exercised	(144,742)	(1,717)	(767)	—	—	(147,226)

Balance at June 30, 2003	1,141,617	803,902	303,886	2,297,368	585,731	5,132,504
Granted	—	—	—	—	—	—
Granted—reload	—	—	—	28,314	—	28,314
Forfeited	—	—	—	(82,500)	—	(82,500)
Exercised	—	(34,851)	(171)	—	—	(35,022)

Balance at September 30, 2003	1,141,617	769,051	303,715	2,243,182	585,731	5,043,296

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

Beginning in January of 2003, the Company accounts for stock options in accordance with the fair-value method prescribed by SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure” (“SFAS 148”), using the prospective adoption method. Under this method, compensation expense is recognized based on the fair value of new stock options granted, including reload options, in 2003 and future periods over the applicable vesting period. Included in compensation and benefits for the three and nine months ended September 30, 2003, is approximately $766,000 and $1,566,000, respectively, related to options issued.

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

(Unaudited)

8.    Stock Options (Continued)

with respect to these stock options, net income would have decreased, resulting in pro forma net income and net income per share as presented below:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Net income, as reported	$17,698	$29,180	$64,000	$94,895
Add: Stock-based employee compensation expense, net of related tax effects, included in net income, as reported	2,671	890	6,665	2,510
Deduct: Total stock-based employee compensation expense, net of related tax effects, determined under fair-value based method for all awards	(2,958)	(4,094)	(10,177)	(9,221)

Pro forma net income	$17,411	$25,976	$60,488	$88,184

Net income per common share:
Basic—as reported	$0.26	$0.42	$0.93	$1.36

Basic—pro forma	$0.25	$0.37	$0.88	$1.26

Diluted—as reported	$0.25	$0.42	$0.92	$1.34

Diluted—pro forma	$0.25	$0.37	$0.87	$1.25

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

The Company enters into various over-the-counter, foreign exchange forward contracts on behalf of certain of its professional investor clearing services clients. These forward contracts, which are used by the clients to manage their portfolio exposure to foreign currency, are collateralized by the underlying securities in the clients’ accounts and have been executed with major financial institutions. As a result, the credit and market risks associated with these transactions have been greatly reduced. At September 30, 2003, the Company had outstanding obligations to purchase and sell foreign exchange forward contracts of approximately $194,214,000, of which $187,812,000 is scheduled to expire by December 31, 2003.

10.    Segment Information

Under the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company has four reportable segments: Private Asset

Neuberger Berman Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

10.    Segment Information (Continued)

Management, Mutual Fund and Institutional, Professional Securities Services and Corporate. The Private Asset Management segment provides customized wealth management services, including investment management for high net worth individuals, families and smaller institutions through asset management, advisory services and trust services. Its revenues are principally investment advisory fees and commissions. The investment advisory and administrative services that are provided through the Mutual Fund and Institutional segment include: the management of the Neuberger Berman family of mutual funds, investment management of institutional separate account products, alternative investments and wrap products sponsored by third party brokerage firms and banks. Its revenues are principally investment advisory and administrative fees, incentive fees and commissions. The Professional Securities Services segment provides trade execution, clearing, custody, margin financing, portfolio reporting and trust services through its professional investor clearing services business. This segment also provides wealth management services, research sales and other activities, including global securities lending, custody and recordkeeping services and treasury management. In the fourth quarter of 2002, the Company made a decision to eliminate all Nasdaq principal trading activities due to the structural changes in that market, which the Company believes has permanently reduced profitability potential. Effective with the consummation of the Merger, the Company ceased its research sales activities. The revenues derived from this segment are principally commissions, net interest, trading revenues and clearance fees. The Corporate segment reflects certain corporate results that are not directly related to the day-to-day operations of the Company’s principal business; these include results from the Company’s investments in its mutual funds, corporate marketing expense and interest on long-term debt.

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

Summarized financial information for the Company’s reportable segments is presented in the following table (in thousands):

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2003	2002	2003	2002
PRIVATE ASSET MANAGEMENT
Net revenues after interest expense	$68,945	$70,250	$196,132	$232,141
Net income before taxes	$29,728	$34,758	$84,380	$111,349
MUTUAL FUND & INSTITUTIONAL
Net revenues after interest expense	$67,071	$53,166	$187,520	$169,606
Net income before taxes	$24,434	$19,151	$64,331	$64,860
PROFESSIONAL SECURITIES SERVICES
Net revenues after interest expense	$16,616	$20,329	$54,492	$63,748
Net income (loss) before taxes	$(3,987)	$2,846	$(5,572)	$7,199
CORPORATE
Net loss after interest expense	$(994)	$(848)	$(1,170)	$(2,073)
Net loss before taxes	$(15,464)	$(5,786)	$(28,598)	$(17,907)
TOTAL
Net revenues after interest expense	$151,638	$142,897	$436,974	$463,422
Net income before taxes	$34,711	$50,969	$114,541	$165,501

Neuberger Berman Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

11.    Subsequent Event

As more fully described in Footnote 1, on October 31, 2003, NBI merged with and into Newco, which is the surviving corporation. Newco changed its name to Neuberger Berman Inc. Effective with the close of business on the Closing Date, NBI’s Common Stock ceased trading on the New York Stock Exchange and other public equity markets. All shares of Common Stock ceased being outstanding and ceased to exist. As of the effectiveness of the Merger, holders of Common Stock ceased to have any rights with respect to such stock, except the right to receive the applicable Merger Consideration. New Neuberger is a wholly owned subsidiary of Lehman Brothers. Pursuant to the Merger Agreement, each share of issued and outstanding NBI common stock was converted into the right to receive (a) $9.49 in cash without interest, plus (b) 0.4741 of a share of Lehman Brothers common stock, and cash in lieu of any fractional shares. Notwithstanding the Merger, it is expected that the Company’s principal businesses will continue to be conducted through its significant wholly owned subsidiaries.

For the nine months ended September 30, 2003, the Company incurred approximately $5,797,000 in costs related to effecting the consummation of the Merger.

Convertible Securities

As more fully described in Footnote 4, as a consequence of the Merger, from October 16, 2003 and prior to the Closing Date, holders of the convertible securities had the right to convert such securities into Common Stock. Holders of the convertible securities have the right for 15 days immediately succeeding the Merger to convert their convertible securities not otherwise converted and to receive the Merger Consideration they would have received had they converted their convertible securities prior to the Merger. Each $1,000.00 principal amount at maturity of the convertible securities is convertible into cash and stock equal to $131.80 and 6.5843 shares of Lehman Brothers common stock. As of the date of this Form 10-Q, no holder of a convertible security has delivered a conversion notice.

In addition, because the Merger is deemed a change of control under the Indenture, each holder of the convertible securities will have the option to require New Neuberger to repurchase in whole or in part, the convertible securities, at a price equal to the initial issue price as set forth on the face of the certificate representing the convertible security, accrued original issue discount and accrued and unpaid interest, if any. New Neuberger will transmit a Change of Control Notice to the Trustee and the holders of the convertible securities. Under the terms of the Indenture, New Neuberger is required to purchase the convertible securities from a holder (if such holder so elects) no later than 35 business days after the Merger (the change of control).

Stockholders Agreement

Upon the Merger becoming effective, the Stockholders Agreement dated as of August 2, 1999 (the “Stockholders Agreement”), among NBI and former principals of NB, LLC and former shareholders of NBMI and their family affiliates was amended (as so amended, the “Amended Stockholders Agreement”). The Amended Stockholders Agreement provides that transfer restrictions will apply to stockholders subject to the transfer restrictions in effect immediately prior to the Merger. Such transfer restrictions generally allow stockholders party to the Stockholders Agreement to sell up to 10% per year of their shares of Lehman Brothers Common Stock received as part of the Merger Consideration and subject to the Stockholders Agreement (plus

Neuberger Berman Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

11.    Subsequent Events (Continued)

any such shares that were unrestricted but not sold in prior periods). The Amended Stockholders Agreement eliminates certain holding requirements subsequent to termination of employment. In addition, the Amended Stockholders Agreement provides that the non-solicitation and non-disparagement provisions of the Stockholders Agreement apply for the benefit of Lehman Brothers, as well as the Company.

Stock Plans

Effective with the consummation of the Merger, all unvested stock options awarded to the Company’s employees and directors under the LTIP and DSIP, respectively, became fully vested and were converted into options to acquire shares of Lehman Brothers Common Stock. NBI options converted into Lehman Brothers options by applying a conversion factor of 0.6104 (determined in accordance with the terms of the Merger Agreement) of a share of Lehman Brothers Common Stock for each option on a share of NBI Common Stock. Although the Lehman Brothers options generally have the same terms and provisions as the NBI options, they do not have the reload feature that NBI options had.

Effective with the consummation of the Merger, all unvested shares of NBI Common Stock awarded under the LTIP and the Wealth Accumulation Plan were converted into Merger Consideration in the same manner as all other shares of NBI Common Stock. However, the Merger Consideration will continue to vest pursuant to the same vesting schedules that applied to the shares of restricted NBI Common Stock in respect of which employees received their Merger Consideration. Unvested shares of NBI Common Stock held by directors under the DSIP vested in accordance with the provisions of the DSIP.

Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth on the following pages is management’s discussion and analysis of the results of operations for the three and nine months ended September 30, 2003 and September 30, 2002. Such information should be read in conjunction with our Condensed Consolidated Financial Statements together with the Notes to the Condensed Consolidated Financial Statements.

Forward Looking Statements

Our disclosure and analysis in this report or in documents that are incorporated by reference contain some forward looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. We use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results. Although we believe that our expectations and beliefs are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that our actual results will not differ materially from our expectations or beliefs. Some of the factors that could cause our actual results to differ from our expectations or beliefs include, without limitation, the adverse effect from a decline in the securities markets or if our products’ performance declines, a general downturn in the economy, changes in government policy or regulation, our inability to attract or retain key employees and unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations. These statements are provided as permitted by the Private Litigation Reform Act of 1995. We undertake no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

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

Business Environment

The stock market rose modestly in the third quarter, extending previous gains as the U.S. showed growing economic strength. The bellwether Standard & Poor’s 500 Index rose 2.2% total return for the quarter, and has risen 13.2% year-to-date. Technology shares advanced, after leading the charge for much of the year. As is typical in a recovering economy, small-company stocks continued to be more buoyant than larger companies, while growth stocks modestly outperformed value stocks.

A number of factors bolstered the stock market: Low interest rates helped to keep consumer spending strong and provide fertile ground for new business investment; investors reacted favorably to new tax laws reducing tax rates on dividends and long-term capital gains; and corporate earnings continued to show signs of improvement. However, the perception of risk—as reflected by large cash holdings—continued to hang over the market. Geopolitical concerns; violence in the Mideast; and the rising Federal deficit and national trade deficit were all cause for concern. In addition, many prognosticators agreed that an improving employment picture would be necessary to help sustain the economy—and the stock market—moving forward.

Bonds suffered declines in the quarter, in a pullback that came after an almost four-year bull market. With many of the world’s central banks in easing mode, and with economies beginning to show some muscle, investors pulled back from the low interest rates created by the bond boom. Bonds’ swift price decline was painful for many investors, but it did have a bright side, bringing bond valuations to more reasonable levels given current conditions and the economic outlook. In the municipal bond market, investors suffered through a difficult period. Financial stresses are mounting on states and localities. Revenues have shrunk in a sluggish economic environment, while the prospect of aid from the Federal government has grown more remote with the ballooning of the national budget deficit

Neuberger Berman’s business units turned in a generally strong investment performance amidst the market recovery. Assets under management at quarter-end reached $65.6 billion, the highest level in the Company’s history. This represents an increase of 3.0% from $63.7 billion at the end of the second quarter of 2003 and an increase of 22.4% from $53.6 billion at September 30, 2002. Assets under management in our Private Asset Management segment were $24.6 billion, up 2.7% from $23.9 billion at June 30, 2003, and up 18.1% from $20.8 billion at September 30, 2002. Assets under management in our Mutual Fund and Institutional segment increased 25.1% to $41.0 billion at quarter-end from $32.8 billion at September 30, 2002, and were up 3.3% from $39.7 billion at the end of the second quarter of this year.

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

In accordance with the guidelines set forth under SFAS 142, a detailed valuation analysis was performed as of December 31, 2002 (annual test), incorporating discounted cash flow techniques to measure both the fair value and the carrying value of each of our business segments. As a result of the valuation analysis, it was determined that no goodwill impairment existed because the fair value of each business segment substantially exceeded its carrying value. During the quarter ended September 30, 2003, there were no events or circumstances that would more likely than not reduce the fair value of any business segment below its carrying value and, accordingly, no additional testing for impairment is required until the annual test at year end.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation provides consolidation accounting guidance for entities involved with variable interest entities (“VIEs”). An entity is subject to FIN 46 and is called a VIE if it has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries.” A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has absorbed a majority of the expected losses or received a majority of the expected residual returns or both. The consolidation requirements of FIN 46 apply immediately to all VIEs created after January 31, 2003, and apply in periods ending after December 15, 2003 for VIEs that existed prior to February 1, 2003. We continue to monitor new guidance on FIN 46, but do not expect FIN 46 to have a material impact on our unaudited condensed consolidated financial condition or results of operations.

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

Beginning in January of 2003, we account for stock options in accordance with the fair-value method prescribed by SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), using the prospective adoption method. Under this method, compensation expense is recognized based on the fair value of new stock options granted, including reload options, in 2003 and future periods over the applicable vesting period. For the nine months ended September 30, 2003, we recorded approximately $1.7 million of compensation expense associated with the standard. The amount of compensation to be recognized under SFAS 123 in future periods is not currently determinable because the number and value of stock options to be granted in the future is not yet known.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including with respect to: (i) certain derivative instruments embedded in other contracts, (ii) hedging activities under SFAS No. 133, (iii) decisions made in connection with other FASB projects dealing with financial instruments, (iv) implementation issues raised in relation to the application of the definition of a derivative and (v) characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the unaudited condensed consolidated statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated as such after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our unaudited condensed consolidated financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial condition certain financial instruments with characteristics of both liabilities and equity. We applied the provisions of SFAS No. 150 to all financial instruments at the beginning of our third quarter of fiscal 2003. The adoption of SFAS 150 did not have a material impact on our unaudited condensed consolidated financial condition or results of operations.

Recent Developments

On October 29, 2003, Neuberger Berman Real Estate Securities Income Fund Inc., a closed-end fund, priced its common stock initial public offering, raising approximately $435 million. The Fund’s primary investment objective is to provide high current income, with capital appreciation as a secondary investment objective by investing primarily in real estate related companies including real estate investment trusts (REITs).

On October 31, 2003, in accordance with the terms of the Agreement and Plan of Merger dated as of July 21, 2003, as amended by the First Amendment to Agreement and Plan of Merger dated as of September 22, 2003 (as so amended, the “Merger Agreement”), among Ruby Acquisition Company (“Newco”), Lehman Brothers Holdings Inc., a Delaware corporation (“Lehman Brothers”) and us, we merged with and into Newco (the “Merger”), with Newco, the surviving corporation. Newco, which changed its name to Neuberger Berman Inc. (“New Neuberger”), is a direct wholly owned subsidiary of Lehman Brothers. Effective with the close of business on the Closing Date, our common stock ceased trading on the New York Stock Exchange. Pursuant to the Merger Agreement, each share of our issued and outstanding common stock was converted into the right to receive (a) $9.49 in cash without interest, plus (b) 0.4741 of a share of Lehman Brothers common stock, and cash in lieu of any fractional shares.

Results of Operations

Our business is divided functionally into three major business segments: Private Asset Management, Mutual Fund and Institutional and Professional Securities Services. Our Private Asset Management segment provides customized wealth management services, including investment management for high net worth individuals, families and smaller institutions through asset management, advisory services and trust services. Revenues derived from this segment are principally investment advisory fees and commissions. The investment advisory and administrative services that we provide through our Mutual Fund and Institutional segment include: the management of the Neuberger Berman family of mutual funds, investment management of institutional separate account products, alternative investments and wrap products sponsored by third party brokerage firms and banks. Revenues derived from this segment are principally investment advisory and administrative fees, incentive fees and commissions. Our Professional Securities Services segment provides trade execution, clearing, custody, margin financing, portfolio reporting and trust services through our professional investor clearing services. This segment also provides wealth management services, research sales and other activities, including global securities lending, custody and recordkeeping services and treasury management. In the fourth quarter of 2002, we made a decision to eliminate all Nasdaq principal trading activities due to the structural changes in that market which we believe has permanently reduced profitability potential. Effective with the consummation of the Merger, the Company ceased its research sales activities. Revenues derived from this segment are principally commissions, net interest, trading revenues and clearance fees. The Corporate segment reflects certain corporate results that are not directly related to the day-to-day operations of our principal business. These include results from our investments in our mutual funds, corporate marketing expense and interest on long-term debt. The following tables of selected financial data present our business segments in a manner consistent with the way that we manage our businesses.

Results of Operations for the Three Months Ended September 30, 2003 and 2002

Results of Operations

(in thousands)

For The Three Months Ended September 30, 2003	Private Asset Management	Mutual Fund and Institutional	Professional Securities Services	Corporate	Total
Net revenues (loss) after interest expense	$68,945	$67,071	$16,616	$(994)	$151,638
Operating expenses	39,217	42,637	20,603	14,470	116,927

Net income (loss) before taxes	$29,728	$24,434	$(3,987)	$(15,464)	$34,711

For The Three Months Ended September 30, 2002	Private Asset Management	Mutual Fund and Institutional	Professional Securities Services	Corporate	Total
Net revenues (loss) after interest expense	$70,250	$53,166	$20,329	$(848)	$142,897
Operating expenses	35,492	34,015	17,483	4,938	91,928

Net income (loss) before taxes	$34,758	$19,151	$2,846	$(5,786)	$50,969

Assets Under Management

(in millions)

	For The Three Months Ended
	September 30,	September 30,
	2003	2002
PRIVATE ASSET MANAGEMENT
Assets under management, beginning of period	$23,925	$23,593

Net additions (withdrawals)	(198)	216
Market appreciation (depreciation)	843	(3,001)

Total increase (decrease)	645	(2,785)

Assets under management, end of period (1)	$24,570	$20,808

Equity component of assets under management	71%	65%

MUTUAL FUND & INSTITUTIONAL
Equity Separate Accounts
Assets under management, beginning of period	$6,271	$6,091

Net withdrawals	(370)	(68)
Market appreciation (depreciation)	171	(958)

Total decrease	(199)	(1,026)

Assets under management, end of period (1)	$6,072	$5,065

Fixed Income Separate Accounts
Assets under management, beginning of period	$6,044	$5,437

Net additions	83	244
Market appreciation	12	236

Total increase	95	480

Assets under management, end of period (1)	$6,139	$5,917

Managed Account Group
Assets under management, beginning of period	$7,241	$4,237

Net additions	419	753
Market appreciation	75	21

Total increase	494	774

Assets under management, end of period	$7,735	$5,011

Mutual Fund and Sub-Advised Accounts
Assets under management, beginning of period	$20,180	$19,342

Net additions (withdrawals)	230	(8)
Market appreciation (depreciation)	676	(2,537)

Total increase (decrease)	906	(2,545)

Assets under management, end of period (2)	$21,086	$16,797

Sub-Total Mutual Fund & Institutional
Assets under management, beginning of period	$39,736	$35,107

Net additions	362	921
Market appreciation (depreciation)	934	(3,238)

Total increase (decrease)	1,296	(2,317)

Assets under management, end of period	$41,032	$32,790

Equity component of assets under management	55%	53%

TOTAL
Assets under management, beginning of period	$63,661	$58,700

Net additions	164	1,137
Market appreciation (depreciation)	1,777	(6,239)

Total increase (decrease)	1,941	(5,102)

Assets under management, end of period	$65,602	$53,598

Equity component of assets under management	61%	58%

Note 1:	As of September 30, 2003, Private Asset Management, Equity Separate Accounts and Fixed Income Separate Accounts included assets of $156, $1,493, and $87, respectively, invested in our alternative investment products. As of September 30, 2002, Private Asset Management included assets of $58 invested in our alternative investment products.
Note 2:	As of September 30, 2003, Mutual Fund and Sub-Advised Accounts included $170 of client assets invested in the Fund Advisory Service wrap mutual fund program with third party funds, an increase of $27 from the prior year quarter.

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

We reported net income before taxes of $34.7 million for the third quarter ended September 30, 2003, representing a decrease of $16.3 million or 31.9%, when compared to $51.0 million for the third quarter ended September 30, 2002. Our net revenues after interest expenses were $151.6 million for the third quarter of 2003, an increase of $8.7 million or 6.1% when compared to $142.9 million for the same period in 2002. Our third quarter results for 2003 reflect an increase in net revenues after interest expense in Mutual Fund and Institutional, partly offset by decreases in our Private Asset Management and Professional Securities Services segments. Assets under management increased to an all-time high of $65.6 billion at September 30, 2003, up $12.0 billion or 22.4% when compared to $53.6 billion at September 30, 2002. The increase in assets under management of $3.8 billion in Private Asset Management is primarily due to market appreciation. The increase in assets under management of $8.2 billion in Mutual Fund and Institutional is due to net asset additions of $3.6 billion and market appreciation of $4.6 billion.

Private Asset Management.    Our net revenues after interest expense decreased 1.9% to $68.9 million for the third quarter of 2003, from $70.3 million for the third quarter of 2002. Our investment advisory fees increased 1.2% to $50.8 million for the third quarter of 2003, from $50.2 million for the same period in 2002, due to an increase in assets under management to $23.9 billion at June 30, 2003 (the billable base for the third quarter of 2003) from $23.6 billion at June 30, 2002 (the billable base for the third quarter of 2002). Because investment advisory fees from Private Asset Management are based on the previous quarter’s asset levels, we expect an increase in advisory fees for the fourth quarter of 2003 commensurate with the increased asset levels at September 30, 2003. Our commissions decreased 9.6% to $17.2 million from $19.0 million in the third quarter of 2002, resulting from a decrease in commission generating share transactions.

Mutual Fund and Institutional.    Our net revenues after interest expense increased 26.2% to $67.1 million for the third quarter of 2003, from $53.2 million for the third quarter of 2002. Our investment advisory and administrative fees increased 28.2% to $63.4 million for the third quarter of 2003, from $49.4 million for the same period in 2002. This was due primarily to higher asset levels in our Mutual Fund and Managed Account Group businesses, coupled with higher fees generated in our Equity Separate Account business, which includes management and incentive fees earned by our LibertyView Capital Management division (“LibertyView”), our alternative investment manager. Our commissions decreased 3.7% to $3.6 million in the third quarter of 2003, from $3.7 million in the third quarter of 2002, as a result of a decrease in the commission rate charged to our mutual funds that was effected during the fourth quarter of 2002 coupled with a decrease in mutual fund commission generating share transactions.

Professional Securities Services.    Our net revenues after interest expense decreased 18.3% to $16.6 million in the third quarter of 2003, from $20.3 million for the third quarter of 2002. Our commissions decreased 27.0% to $7.2 million in the third quarter of 2003, from $9.9 million in the third quarter of 2002, as a result of a decrease in commission generating transactions in our research sales and prime brokerage businesses. Our net interest income decreased 25.1% to $3.5 million in the third quarter of 2003, from $4.7 million in the third quarter of 2002, primarily due to lower average balances related to client financing and narrow interest spreads resulting from the decrease in absolute interest rates. Our clearance fees increased 15.7% to $3.5 million in the third quarter of 2003, from $3.1 million in the third quarter of 2002 as a result of overall increased transaction volume in our clearing business, including a full quarter of transaction volume for certain new clients added during the third quarter of 2002. Our other income decreased 54.5% to $0.4 million in the third quarter of 2003, from $0.9 million in the third quarter of 2002, primarily as a result of decreased syndicate activity.

Corporate.    Our net loss after interest expense increased to $1.0 million in the third quarter of 2003, from a loss of $0.8 million in the third quarter of 2002, primarily as a result of an increase in interest expense attributable to the addition of a cash interest payment on our long-term debt partially offset by gains in our corporate investments.

Operating Expenses.    Our total operating expenses were $116.9 million in the third quarter of 2003, an increase of $25.0 million or 27.2% when compared to $91.9 million in the third quarter of 2002. Employee compensation and benefits increased to $69.9 million in the third quarter of 2003, an increase of $14.9 million or 27.0% when compared to $55.0 million in the third quarter of 2002. This was primarily due to increases in incentive compensation, which included a higher payout related to incentive fees earned by our alternative investment advisors and higher amortization of unearned compensation related to restricted stock awards and deferred compensation plans, partially offset by a decrease in production compensation. Our information technology costs increased to $7.5 million in the third quarter of 2003, an increase of $1.1 million or 17.9% when compared to $6.4 million in the third quarter of 2002. This was primarily due to increases associated with service additions to market data systems coupled with an increase in service bureau costs attributable to increased transaction volume related to our professional investor clearing service business. Our rent and occupancy costs increased to $6.3 million in the third quarter of 2003, an increase of $0.4 million or 7.0% when compared to $5.9 million in the third quarter of 2002. This was due primarily increases in real estate and operating escalations. Our brokerage, clearing, and exchange fees decreased to $2.8 million for the third quarter 2003, a decrease of $0.4 million, or 13.4% when compared to $3.2 million in the third quarter of 2002 primarily due to decreased commission transaction volume coupled with a decrease in orders executed by external brokers. Our advertising and sales promotion expenses decreased to $1.6 million in the third quarter of 2003, a decrease of $0.3 million or 14.1% when compared to $1.8 million in the third quarter of 2002, primarily due to decreased expenditures on media advertising, print campaigns and promotional activities. Our distribution and fund administration costs increased to $6.9 million in the third quarter of 2003, an increase of $1.2 million or 20.2% when compared to $5.8 million in the third quarter of 2002, primarily due to an increase in average mutual fund assets which directly influences payments to third parties and new expenses attributable to third party agreements associated with our closed-end funds and LibertyView. Our professional fees increased to $9.0 million in the third quarter of 2003, an increase of $5.6 million or 162.9% when compared to $3.4 million in the third quarter of 2002, primarily due to increases in legal and professional services as well as costs related to our merger with Lehman Brothers. Our depreciation and amortization expenses increased to $4.2 million in the third quarter of 2003, an increase of $0.4 million or 11.8% when compared to $3.8 million in the third quarter of 2002, primarily due to technology related expenditures. Our other expenses increased to $8.6 million in the third quarter of 2003, an increase of $2.1 million or 31.7% when compared to $6.6 million in the third quarter of 2002, primarily due to printing and delivery costs related to our proxy statement/prospectus with respect to our merger with Lehman Brothers.

Taxes.    Our taxes decreased to $17.0 million in the third quarter of 2003, down $4.8 million or 21.9% from $21.8 million for the same period in 2002, due to a lower net income before taxes partly offset by a higher effective tax rate. Our effective tax rate increased to 49.0% in the third quarter of 2003 from 42.7% in the same period in 2002, primarily as a result of the non-deductibility of merger related costs associated with the Lehman Brothers transaction.

Results of Operations for the Nine Months Ended September 30, 2003 and 2002

Results of Operations

(in thousands)

For The Nine Months Ended September 30, 2003	Private Asset Management	Mutual Fund and Institutional	Professional Securities Services	Corporate	Total
Net revenues (loss) after interest expense	$196,132	$187,520	$54,492	$(1,170)	$436,974
Operating expenses	111,752	123,189	60,064	27,428	322,433

Net income (loss) before taxes	$84,380	$64,331	$(5,572)	$(28,598)	$114,541

For The Nine Months Ended September 30, 2002	Private Asset Management	Mutual Fund and Institutional	Professional Securities Services	Corporate	Total
Net revenues (loss) after interest expense	$232,141	$169,606	$63,748	$(2,073)	$463,422
Operating expenses	120,792	104,746	56,549	15,834	297,921

Net income (loss) before taxes	$111,349	$64,860	$7,199	$(17,907)	$165,501

Assets Under Management

(in millions)

	For The Nine Months Ended
	September 30, 2003	September 30, 2002
PRIVATE ASSET MANAGEMENT
Assets under management, beginning of period	$21,560	$25,004

Net additions (withdrawals)	(156)	461
Market appreciation (depreciation)	3,166	(4,657)

Total increase (decrease)	3,010	(4,196)

Assets under management, end of period (1)	$24,570	$20,808

Equity component of assets under management	71%	65%

MUTUAL FUND & INSTITUTIONAL
Equity Separate Accounts
Assets under management, beginning of period	$5,907	$6,290

Net withdrawals	(605)	(22)
Market appreciation (depreciation)	770	(1,203)

Total increase (decrease)	165	(1,225)

Assets under management, end of period (1)	$6,072	$5,065

Fixed Income Separate Accounts
Assets under management, beginning of period	$5,770	$5,229

Net additions	180	338
Market appreciation	189	350

Total increase	369	688

Assets under management, end of period (1)	$6,139	$5,917

Managed Accounts Group
Assets under management, beginning of period	$5,739	$3,037

Net additions	1,596	1,876
Market appreciation	400	98

Total increase	1,996	1,974

Assets under management, end of period	$7,735	$5,011

Mutual Fund and Sub-Advised Accounts
Assets under management, beginning of period	$17,111	$19,488

Net additions	1,687	1,407
Market appreciation (depreciation)	2,288	(4,098)

Total increase (decrease)	3,975	(2,691)

Assets under management, end of period (2)	$21,086	$16,797

Sub-Total Mutual Fund & Institutional
Assets under management, beginning of period	$34,527	$34,044

Net additions	2,858	3,599
Market appreciation (depreciation)	3,647	(4,853)

Total increase (decrease)	6,505	(1,254)

Assets under management, end of period	$41,032	$32,790

Equity component of assets under management	55%	53%

TOTAL
Assets under management, beginning of period	$56,087	$59,048

Net additions	2,702	4,060
Market appreciation (depreciation)	6,813	(9,510)

Total increase (decrease)	9,515	(5,450)

Assets under management, end of period	$65,602	$53,598

Equity component of assets under management	61%	58%

Note 1:	As of September 30, 2003, Private Asset Management, Equity Separate Accounts and Fixed Income Separate Accounts included assets of $156, $1,493 and $87, respectively, invested in our alternative investment products. As of September 30, 2002, Private Asset Management included assets of $58 invested in our alternative investment products.
Note 2:	As of September 30, 2003, Mutual Fund and Sub-Advised Accounts included $170 of client assets invested in the Fund Advisory Service wrap mutual fund program with third party funds, an increase of $27 from the prior year period.

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

We reported net income before taxes of $114.5 million for the nine months ended September 30, 2003, representing a decrease of $51.0 million or 30.8%, when compared to $165.5 million for the nine months ended September 30, 2002. Our net revenues after interest expense were $437.0 million for the nine months ended September 30, 2003, a decrease of $26.4 million or 5.7% when compared to the same period in 2002. Our nine-month results for 2003 reflect decreases in net revenues after interest expense in Private Asset Management and Professional Securities Services, partially offset by increases in Mutual Fund & Institutional and Corporate. Assets under management increased to an all-time high of $65.6 billion at September 30, 2003. Net cash flows were down slightly in Private Asset Management and we recorded market appreciation in that segment of $3.2 billion during the first nine months of 2003. Mutual Fund and Institutional recorded net cash inflows of $2.9 billion and market appreciation of $3.6 billion in the same period.

Private Asset Management.    Our net revenues after interest expense decreased 15.5% to $196.1 million for the first nine months of 2003, from $232.1 million for the first nine months of 2002. Our investment advisory and administrative fees decreased 10.8% to $143.0 million for the first nine months of 2003, from $160.3 million for the same period in 2002, due to decreases in aggregate quarterly billable assets under management. Our commissions decreased 26.5% to $50.3 million in the first nine months of 2003, from $68.5 million in the first nine months of 2002, resulting from a decrease in commission generating share transactions.

Mutual Fund and Institutional.    Our net revenues after interest expense increased 10.6% to $187.5 million for the first nine months of 2003, from $169.6 million for the first nine months of 2002. Our investment advisory and administrative fees increased 11.6% to $175.7 million for the first nine months of 2003, from $157.4 million for the same period in 2002, due primarily to higher asset levels in our Managed Account Group and our Fixed Income Separate Account businesses coupled with higher fees generated in our Equity Separate Account business, which includes management and incentive fees earned by LibertyView. These increases were partially offset by a decrease in fees from our mutual fund business attributable to a decrease in the average daily assets under management. Our commissions decreased 5.4% to $11.5 million in the first nine months of 2003, from $12.1 million in the first nine months of 2002, as a result of a decrease in the commission rate charged to our mutual funds that was effected during the fourth quarter of 2002 coupled with a decrease in mutual fund commission generating transactions.

Professional Securities Services.    Our net revenues after interest expense decreased 14.5% to $54.5 million in the first nine months of 2003, from $63.7 million for the first nine months of 2002. Our commissions decreased 19.0% to $23.5 million in the first nine months of 2003, from $29.0 million in the first nine months of 2002, as a result of a decrease in commission generating transactions in our research sales and prime brokerage businesses. Our net interest income decreased 22.7% to $11.8 million in the first nine months of 2003, from $15.2 million in the first nine months of 2002, primarily due to lower average balances related to client financing and narrow interest spreads resulting from the decrease in absolute rates, which also negatively impacted our global securities lending activities. Our clearance fees increased 26.1% to $11.5 million in the first nine months of 2003, from $9.1 million for the same period in 2002 as a result of overall increased transaction volume in our clearing business, including the results of certain new clients added during the third quarter of 2002. Our other income decreased 61.8% to $1.8 million in the first nine months of 2003, from $4.7 million for the same period in 2002 primarily as a result of a decline in syndicate activity.

Corporate.    Our net loss after interest expense decreased 43.5% to $1.2 million in the first nine months of 2003, from $2.1 million in the first nine months of 2002, due primarily to gains from our corporate investments partially offset by an increase in interest expense attributable to the addition of a cash interest payment on our long-term debt.

Operating Expenses.    Our total operating expenses were $322.4 million for the first nine months of 2003, an increase of $24.5 million or 8.2% when compared to $297.9 million for the first nine months of 2002.

Employee compensation and benefits increased to $198.0 million for the first nine months of 2003, an increase of $7.8 million or 4.1% when compared to $190.2 million for the first nine months of 2002. This was primarily due to increases in incentive compensation, which included a higher payout related to incentive fees earned by our alternative investment advisors and higher amortization of unearned compensation related to restricted stock awards and defined compensation plans partially offset by a decrease in production compensation. Our information technology costs increased to $22.3 million for the first nine months of 2003, an increase of $4.1 million or 22.4% when compared to $18.3 million for the first nine months of 2002. This was primarily due to increases associated with service additions to our market data systems, increases in certain software licenses and an increase in service bureau costs attributable to higher transaction volume related to our professional investor clearing service business. Our rent and occupancy costs increased to $19.8 million for the first nine months of 2003, an increase of $2.6 million or 15.2% when compared to $17.2 million for the first nine months of 2002, primarily due to costs associated with the closing of our Boston office facility coupled with costs associated with expansion in our principal place of business, including the incremental costs attributable to our assumption of the LibertyView lease and increases in real estate and operating escalations. Our brokerage, clearing, and exchange fees decreased to $8.6 million for the first nine months of 2003, a decrease of $0.9 million, or 9.5% when compared to $9.5 million for the first nine months of 2002, primarily due to decreased commission transaction volume coupled with a decrease in orders executed by external brokers. Our advertising and sales promotion expenses decreased to $4.8 million for the first nine months of 2003, a decrease of $1.5 million or 23.6% when compared to $6.2 million for the first nine months of 2002, primarily due to reduced expenditures on media advertising, promotional activities and print campaigns. Our distribution and fund administration costs increased to $18.7 million for the first nine months of 2003, an increase of $0.8 million or 4.4% when compared to $17.9 million for the first nine months of 2002. This was primarily due to new expenses attributable to third party agreements associated with our closed-end funds and LibertyView, partially offset by a decrease in average mutual fund assets which directly influences payments to third parties. Our professional fees increased to $16.5 million for the first nine months of 2003, an increase of $7.3 million or 79.7% when compared to $9.2 million for the first nine months of 2002, primarily due to increases in legal and professional services as well as costs related to our merger with Lehman Brothers. Our depreciation and amortization expenses increased to $12.5 million for the first nine months of 2003, an increase of $1.2 million or 10.3% when compared to $11.3 million for the first nine months of 2002, primarily due to technology related expenditures. Our other expenses increased to $21.3 million for the first nine months of 2003, an increase of $3.2 million or 17.4% when compared to $18.2 million for the first nine months of 2002, primarily due to printing and delivery costs related to our proxy statement/prospectus with respect to our merger with Lehman Brothers, as well as increases in travel and entertainment and various insurance premiums.

Taxes.    Our taxes decreased to $50.5 million in the first nine months of 2003, down $20.1 million or 28.4% from $70.6 million for the same period in 2002, due to lower net income before taxes partly offset by a higher effective tax rate. Our effective tax rate increased to 44.1% for the first nine months of 2003 from 42.7% in the same period in 2002, primarily as a result of the non-deductibility of merger related costs associated with the Lehman Brothers transaction.

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

Cash and cash equivalents increased by $95.9 million in the first nine months of 2003, with $134.4 million provided by operating activities. Cash of $7.9 million was used in investing activities, primarily for leasehold improvements and purchases of technology related equipment. Cash of $30.5 million was used in financing activities, reflecting payments made for dividends and common stock repurchases.

Cash and cash equivalents decreased by $45.0 million in the first nine months of 2002. Cash of $44.1 million was provided by operating activities. Cash of $12.5 million was used in investing activities, reflecting payments for leasehold improvements and purchases of technology related equipment. Cash of $76.6 million was used in financing activities, reflecting payments made for dividends, common stock repurchases and the repurchase of long-term debt.

On May 4, 2001, in accordance with Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), we entered into an Indenture with The Bank of New York, a New York banking corporation (the “Trustee”), and sold $175 million principal amount at maturity of zero-coupon senior convertible notes due 2021, resulting in proceeds of approximately $151 million. The issue price represents a yield to maturity of 0.75% per year, which is accounted for using the effective interest rate method. Each $1,000 principal amount at maturity of the convertible securities is convertible into 13.8879 shares of our common stock upon the occurrence of any of the following events: i) during any calendar quarter commencing after June 30, 2001, the closing sale price of our common stock on the New York Stock Exchange for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than a specified percentage, initially 120% and declining 0.12658% each quarter thereafter, of the accreted conversion price per share of our common stock on the last trading day of the preceding calendar quarter; ii) we elect to redeem the convertible securities; iii) we take certain corporate actions, such as the declaration of an extraordinary dividend; and iv) the credit rating by Standard & Poor’s is below investment grade. We may redeem the convertible securities for cash on or after May 4, 2006 at their accreted value. We may be required to repurchase the convertible securities at the accreted value thereof, at the option of the holders on May 4 of 2004, 2006, 2011 and 2016. We may choose to pay for such repurchases in cash or shares of our common stock. In the event we are required to repurchase the convertible securities prior to maturity, it is our intent to pay for such repurchases in cash. In addition, if a change in control of Neuberger Berman occurs on or before May 4, 2006, each holder may require us to purchase all or a portion of such holder’s convertible security on a date no later than 35 business days after the occurrence of a change in control at a cash price equal to the sum of the issue price and accrued original issue discount plus accrued interest, if any on such convertible security on such date of purchase. We believe, based on our current and projected future cash flows from operations, that we will have sufficient liquidity to do so. We used the proceeds from this transaction for general corporate purposes, including share repurchases. Prior to this transaction, we received and still maintain a BBB+ rating from Standard & Poor’s. This credit rating should enable us opportunistically to access the capital markets for additional liquidity if we believe it is necessary.

As of May 2, 2002, we entered into the First Supplemental Indenture with the Trustee, which amended the terms of our convertible securities to permit the holders, at their option, to cause us to repurchase the convertible securities on November 4, 2002, at their accreted value of $870.67 per $1,000 principal amount at maturity. Each holder electing not to require us to repurchase their convertible securities as of May 4, 2002, received a one-time payment of $4.34 for every $1,000 aggregate principal amount at maturity of the convertible securities held. As of the close of business May 3, 2002, holders of approximately 5%, or $8.7 million principal amount, of the convertible securities exercised their option. On May 6, 2002, we made a cash payment of $7.6 million for these repurchases. On May 8, 2002, we made a one-time payment of $4.34 for every $1,000 aggregate principal amount at maturity of the convertible securities to each holder of the convertible securities as of the close of business on May 7, 2002.

As of November 1, 2002, we entered into the Second Supplemental Indenture with the Trustee, which amended the terms of our convertible securities to add cash interest payments of 3.047% per annum of the principal amount at maturity on our outstanding securities for the next 18 months (The Indenture dated as of May 4, 2001 by and between the Trustee and us, as amended by the First Supplemental Indenture dated as of May 2, 2002, and as amended by the Second Supplemental Indenture dated as of November 1, 2002, the “Original Indenture”). This additional interest, which is the equivalent of 3.500% of $870.67, the accreted value on November 4, 2002, was paid on a semi-annual basis in arrears on May 4, 2003 and November 4, 2003 in the amount of $2.5 million per interest period to holders of record at the close of business on April 15, 2003 and October 15, 2003, respectively, and is scheduled to be paid on May 4, 2004 to holders of record at the close of business on April 15, 2004. As of the close of business on November 1, 2002, holders of approximately 0.02%, or $25,000 principal amount at maturity, of the convertible securities made an irrevocable election to exercise their option to cause us to repurchase their convertible securities at their accreted value of $870.67 on November 4, 2002, resulting in a cash payment of $22,000.

On October 16, 2003, in accordance with the terms of the Original Indenture, we provided the Trustee and Cede & Co., the holder of record, with notice that October 31, 2003 was anticipated to be the closing date (the “Closing Date”) of the Merger. In addition, the notice also states that each holder of a convertible security has the right to surrender said security for conversion (i) into Common Stock at any time from October 16, 2003 and prior to the actual Closing Date and (ii) at any time from the Closing Date until 15 days after the Closing Date into the amount of cash and Lehman Brothers common stock that such holder would have received if such holder had converted the convertible securities immediately prior to the Merger. As of the date of this Form 10-Q, no holder of a convertible security has delivered a conversion notice.

On the Closing Date, New Neuberger, the Trustee, and we amended the Original Indenture by entering into the Third Supplemental Indenture (the Original Indenture as so amended, the “Indenture”), which provides, among other things, that effective with the Merger, New Neuberger succeeded to, and was substituted for all of our rights and obligations under the Original Indenture.

On November 3, 2003, New Neuberger solicited consents from holders of the convertible securities that are institutional accredited investors with respect to an amendment to the Indenture that would replace New Neuberger’s obligations to deliver financial information, including the obligation to deliver to the Trustee the annual, quarterly and other reports that it is required to file with the SEC pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934 with similar obligations of Lehman Brothers. The consent solicitation expired on November 13, 2003; however, New Neuberger intends to extend the deadline. If this amendment were effected, Lehman Brothers would provide a full and unconditional guarantee of New Neuberger’s payment obligations under the convertible securities. No assurance can be given that the necessary consents to effect this amendment will be received.

On November 4, 2003, New Neuberger delivered a Notice of Adjustment (the “Adjustment Notice”), to the Trustee and Cede & Co. that states that the consideration our stockholders will receive effective with the Merger is (i) $9.49 in cash and 0.4741 of a share of Lehman Brothers common stock (the “Merger Consideration”) per share of Common Stock. In addition, the Adjustment Notice provides that as a result of the Merger and pursuant to the Indenture, following the Merger the convertible securities, when and if convertible pursuant to the Indenture, are convertible into the kind and amount of Merger Consideration that such holder would have received if the convertible security had been converted into our Common Stock prior to the Merger subject to further adjustment as described in the Indenture. Each $1,000.00 principal amount at maturity of the convertible securities is convertible into cash and stock equal to $131.80 and 6.5843 shares of Lehman Brothers common stock.

By virtue of the Merger, a change in control under the Indenture has occurred. Pursuant to the requirements of the Indenture, New Neuberger will transmit a Change in Control Notice to the Trustee and Cede and Co., as the holder of record of the convertible securities. As a result of the change in control, each holder of the convertible securities has the option to require New Neuberger to repurchase, in whole, or in part, the convertible securities at a price equal to the issue price as set forth on the face of the certificate representing the convertible security plus accrued original issue discount plus accrued and unpaid interest, if any. Under the Indenture New Neuberger is required to purchase the convertible securities from a holder (if such holder so elects), no later than 35 business days after the Merger (the change of control).

It is our policy to continuously monitor and evaluate the adequacy of our capital. We have consistently maintained net capital in excess of the regulatory requirements for broker-dealers prescribed by the Securities and Exchange Commission (“SEC”) and other regulatory authorities. At September 30, 2003, our regulatory net capital exceeded the minimum requirement by approximately $294 million. The SEC’s Uniform Net Capital Rule 15c3-1 imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. In addition, the debt covenants related to Neuberger Berman, LLC’s $35 million outstanding subordinated note and $100 million committed line of credit include certain covenants that limit the percentage by which the aggregate unpaid principal amount of subordinated liabilities exceeds total regulatory capital and impose a dollar amount below which total ownership equity cannot fall. We believe that our cash flows from operations and existing committed and uncommitted lines of credit will be more than adequate to meet our anticipated capital requirements and debt and other obligations as they come due.

Our Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including the issuance of shares to employees under certain of our employee stock purchase plans. Since the inception of our common stock repurchase program, we have repurchased 7,853,009 shares of common stock, including 2,400,900 shares which were repurchased from a limited number of former principals in a transaction that followed the secondary offering in July 2001, for $282.4 million. We used cash flows from operations and the proceeds from our debt offering to fund the repurchases of these shares. As of September 30, 2003, an authorization to repurchase shares with a value of $42.6 million remains outstanding.

Item 3.—Quantitative and Qualitative Disclosures About Risk

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

Our securities owned at September 30, 2003, including securities segregated for the exclusive benefit of clients and deposited with clearing organizations, are primarily comprised of $12.0 million of U.S. Treasury bills; $56.8 million of municipal revenue bonds; a $21.9 million investment in one of our mutual funds, the Limited Maturity Bond Fund and $15.3 million invested in an exchange traded preferred security. The municipal revenue bonds, which are tax advantageous, trade at par and contain variable rates of interest that generally reset monthly, at which time they can be sold back to the dealer. The bonds are rated in one of the two highest categories by at least one but generally two of three rating agencies, Standard & Poor’s, Moody’s Investors Services and Fitch Ratings. The Limited Maturity Bond Fund, an open-ended fund with daily redemption characteristics, is organized under the Investment Company Act of 1940 and invests in limited maturity bonds, seeking the highest available current income consistent with liquidity and low risk to principal.

As part of our prime brokerage business, we write covered over-the-counter put options on listed equity securities with certain of our prime brokerage clients. Market risk is mitigated as the options are generally deep in the money and covered by an equivalent number of securities sold but not yet purchased. At September 30, 2003, the fair value of such options and market value of securities sold was approximately $0.7 million and $2.0 million, respectively, and are included in other liabilities.

We enter into various over-the-counter, foreign exchange forward contracts on behalf of certain of our professional investor clearing services clients. These forward contracts, which are used by the clients to manage their portfolio exposure to foreign currency, are collateralized by the underlying securities in the clients’ accounts and have been executed with major financial institutions. As a result, we believe the credit and market risks associated with these transactions have been greatly reduced. At September 30, 2003, we had outstanding obligations to purchase and sell foreign exchange forward contracts of approximately $194.2 million, of which $187.8 million is scheduled to expire by December 31, 2003.

Item 4.—Controls and Procedures

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

Item 4.    Submission of Matters to a Vote of Security Holders

Neuberger Berman Inc.’s Special Meeting of Stockholders was held on October 31, 2003. At the meeting: the Agreement and Plan of Merger dated as of July 21, 2003, as amended by the First Amendment to Agreement and Plan of Merger dated as of September 22, 2003, among Lehman Brothers Holdings Inc., Ruby Acquisition Company (a wholly owned subsidiary of Lehman Brothers Holdings Inc.), and Neuberger Berman Inc. and the transactions contemplated thereby, including the merger of Neuberger Berman Inc. with Ruby Acquisition Company were approved. The results were 61,955,679 votes for, 124,696 votes against and 12,216 abstentions.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1	Certification of President (chief executive officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of President (chief executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

1.	Form 8-K filed July 2, 2003, Items 5 and 7.

Exhibits and Financial Statements:

Exhibit 99.1	Press release issued by Neuberger Berman Inc. (the “Corporation”) on June 27, 2003, confirming that it was engaged in preliminary discussions concerning a possible business combination.

2.	Form 8-K filed July 8, 2003, Items 5 and 7.

Exhibits and Financial Statements:

Exhibit 99.1	Press release issued by Neuberger Berman Inc. on July 7, 2003, announcing that on July 29, 2003 the Corporation would issue a news release with respect to second quarter 2003 earnings and host a conference call open to the public.

3.	Form 8-K filed July 14, 2003, Items 5 and 7.

Exhibits and Financial Statements:

Exhibit 99.1	Press release issued by the Corporation on July 14, 2003 announcing that the Corporation and Lehman Brothers Holdings Inc. were continuing positive discussions with respect to achieving a business combination.

4.	Form 8-K filed July 22, 2003, Items 5, 7 and 9.

Exhibits and Financial Statements:

Exhibit 2.1	Agreement and Plan of Merger, dated as of July 21, 2003, among Lehman Brothers Holdings Inc., Ruby Acquisition Company and Neuberger Berman Inc.

Exhibit 99.1	Voting Agreement, dated as of July 21, 2003, by and among Lehman Brothers Holdings Inc. and the parties signatory thereto.

Exhibit 99.2	Joint press release, dated July 22, 2003, issued by Lehman Brothers Holdings Inc. and Neuberger Berman Inc.

5.	Form 8-K filed July 30, 2003, Items 5, 7 and 12.

Exhibits and Financial Statements:

Exhibit 99.1	Press release issued by the Corporation on July 29, 2003, with respect to declaration of its second quarter 2003 cash dividend.

Exhibit 99.2	Press release issued by the Corporation on July 29, 2003, with respect to the Corporation’s results of operations for the quarter ended June 30, 2003.

Exhibit 99.3	Unaudited Condensed Consolidated Statements of Income for the three months ended June 30, 2003, and certain supplemental data with respect thereto.

6.	Form 8-K filed September 23, 2003, Item 5.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUBERGER BERMAN INC.

November 14, 2003	By:	/s/ MATTHEW S. STADLER

Matthew S. Stadler Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.